Form 10-Q
period 2015-09-30
Pace Holdings Corp.
filed 2015-10-20
CIK 1644509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-37551

PACE HOLDINGS CORP.

(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	98-1247187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Commerce Street, Suite 3300 Fort Worth, TX	76102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 533-6642

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

At October 20, 2015, there were 45,000,000 Class A ordinary shares, $0.0001 par value per share, and 11,500,000 Class F ordinary shares, $0.0001 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pace Holdings Corp.

Condensed Balance Sheet

(unaudited)

September 30, 2015
Assets
Current assets:
Cash	$1,704,384
Prepaid expenses	23,783
Total current assets	1,728,167
Cash held in Trust Account	450,000,000
Total assets	$451,728,167
Liabilities and Shareholders' Equity
Current liabilities:
Accrued offering costs	$866,886
Accrued formation costs and other expenses	91,413
Total current liabilities	958,299
Deferred underwriting compensation	15,750,000
Total liabilities	16,708,299
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 43,001,986 shares at a redemption value of $10.00 per share	430,019,860
Shareholders' equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized, 1,998,014 shares issued and outstanding (excluding 43,001,986 shares subject to possible redemption)	200
Class F ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 11,500,000 shares issued and outstanding	1,150
Additional paid-in capital	5,139,788
Accumulated deficit	(141,130)
Total shareholders' equity	5,000,008
Total liabilities and shareholders' equity	$451,728,167

The accompanying notes are an integral part of these condensed financial statements.

Pace Holdings Corp.

Condensed Statements of Operations

(unaudited)

		For the Period
	For the Three	from June 3,
	Months Ended	2015 (inception) to
	September 30, 2015	September 30, 2015
Revenue	$—	$—
Professional fees and other expenses	52,841	81,341
Organizational costs	33,789	59,789
Net loss attributable to ordinary shares	$(86,630)	$(141,130)
Net loss per ordinary share:
Basic and diluted	$(0.01)	$(0.02)
Weighted average ordinary shares outstanding (excluding 43,001,986 shares subject to possible redemption):
Basic and diluted	10,679,046	8,187,268

The accompanying notes are an integral part of these condensed financial statements.

Pace Holdings Corp.

Condensed Statement of Changes in Shareholders’ Equity

For the period from June 3, 2015 (inception) to September 30, 2015

(unaudited)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Sale of Class F ordinary shares on June 30, 2015 to Sponsor at $0.002 per share	—	$—	—	$—	10,062,500	$1,006	$23,994	$—	$25,000
Capitalization of Class F ordinary shares on September 10, 2015	—	—	—	—	1,437,500	144	(144)	—	—
Proceeds from initial public offering of Units on September 16, 2015 at $10.00 per Unit	—	—	45,000,000	4,500	—	—	449,995,500	—	450,000,000
Sale of 22,000,000 Private Placement Warrants to Sponsor on September 16, 2105 at $0.50 per Private Placement Warrant	—	—	—	—	—	—	11,000,000	—	11,000,000
Underwriters discounts	—	—	—	—	—	—	(9,000,000)	—	(9,000,000)
Deferred offering costs charged to additional paid-in capital	—	—	—	—	—	—	(1,114,002)	—	(1,114,002)
Deferred underwriting compensation	—	—	—	—	—	—	(15,750,000)	—	(15,750,000)
Class A ordinary shares subject to possible redemption; 43,001,986 shares at a redemption value of $10.00 per share	—	—	(43,001,986)	(4,300)	—	—	(430,015,560)		(430,019,860)
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	(141,130)	(141,130)
Balance at September 30, 2015	—	$—	1,998,014	$200	11,500,000	$1,150	$5,139,788	$(141,130)	$5,000,008

The accompanying notes are an integral part of these condensed financial statements.

Pace Holdings Corp.

Condensed Statement of Cash Flows

(unaudited)

For the Period
from June 3,
2015 (inception) to
September 30, 2015
Cash flows from operating activities:
Net loss attributable to ordinary shares	$(141,130)
Changes in operating assets and liabilities:
Prepaid expenses	(23,783)
Accrued formation costs and other expenses	91,413
Net cash used by operating activities	(73,500)
Cash flows from investing activities:
Proceeds deposited into Trust Account	(450,000,000)
Net cash used by investing activities	(450,000,000)
Cash flows from financing activities:
Proceeds from sale of Class F ordinary shares to Sponsor	25,000
Proceeds from sale of Units in initial public offering	450,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	11,000,000
Proceeds of notes payable from Sponsor	300,000
Payment of underwriters discounts	(9,000,000)
Payment of accrued offering costs	(247,116)
Repayment of notes payable from Sponsor	(300,000)
Net cash provided by financing activities	451,777,884
Net increase in cash	1,704,384
Cash at beginning of period	—
Cash at end of period	$1,704,384
Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$15,750,000
Accrued offering costs	$866,886

The accompanying notes are an integral part of these condensed financial statements.

Pace Holdings Corp.

Notes to Condensed Financial Statements

(unaudited)

1. Organization and Business Operations

Organization and General

Pace Holdings Corp. (the “Company”) was incorporated in the Cayman Islands on June 3, 2015 under the name Paceline Holdings Corp. The Company changed its name to Pace Holdings Corp. on August 7, 2015. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”) as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company’s sponsor is TPACE Sponsor Corp., a Cayman Islands exempted company (the “Sponsor”).

All activity for the period from June 3, 2015 (“Inception”) through September 30, 2015 relates to the Company’s formation and initial public offering of units consisting of the Company’s Class A ordinary shares and warrants to purchase Class A ordinary shares (the “Public Offering”). The Company will not generate any operating revenues until after completion of a Business Combination at the earliest. Company has selected December 31st as its fiscal year end.

Financing

The registration statement for the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on September 10, 2015. The Public Offering closed on September 16, 2015 (the “Close Date”). The Company’s Sponsor purchased $11,000,000 of warrants in a private placement at the Close Date.

The Company intends to finance a Business Combination with proceeds from its $450,000,000 Public Offering and $11,000,000 private placement (see Note 3). At the Close Date, $450,000,000 of the proceeds from the Public Offering and private placement were deposited in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”). At September 30, 2015, all Trust Account funds were held in cash.

At the Close Date, the Company held proceeds from the Public Offering and private placement outside the Trust Account of $11,000,000, of which $9,000,000 was used to pay underwriting discounts and $300,000 was used to repay notes payable from the Sponsor, with the balance reserved to pay accrued offering and formation costs, business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Trust Account

Prior to January 2016, funds held in the Trust Account will not be invested and will be held in a non-interest bearing account. Beginning January 2016, funds held in the Trust Account will be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act.

Trust Account funds will not be removed except for the withdrawal of a portion of interest income to be utilized to pay taxes, if any, until the earliest of (i) the completion of a Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association to modify the substance and timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete a Business Combination within 24 months after the Close Date, or (iii) the redemption of all of the Company’s public shares if it is unable to complete a Business Combination within 24 months after the Close Date, subject to applicable law.

Business Combination

The Company has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination with, or acquisition of, one or more target businesses that together have a fair market equal to at least 80% of the balance of the Trust Account, net of any deferred underwriting discounts and taxes payable on earned interest, at the date a definitive agreement to proceed with a Business Combination is signed (the “Target Business”). There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek shareholder approval of the Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable, or (ii) provide shareholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable. The decision as to whether the Company will seek shareholder approval of a Business Combination or will allow shareholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by NASDAQ rules or otherwise required by law. If the Company seeks shareholder approval, it will complete a Business Combination only if a majority of the outstanding ordinary shares voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets, or total shareholder’s equity, to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and related Business Combination, and would resume its search for an alternate Target Business with which to undertake a Business Combination.

If the Company holds a shareholder vote or there is a tender offer for shares in connection with a Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable. As a result, such ordinary shares are recorded at their redemption amount and classified as temporary equity in accordance with Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

The Company has 24 months from the Close Date to complete a Business Combination. If the Company does not complete a Business Combination within this time period, it shall (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, net of tax (less up to $50,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the shareholder rights of owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s independent directors (collectively, the “Initial Shareholders”) have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to the Founder Shares if the Company fails to complete a Business Combination within 24 months after the closing of this offering. However, if the Initial Shareholders acquire public shares after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete the Business Combination within 24 months after the Close Date.

If the Company fails to complete a Business Combination within 24 months after the Close Date, the resulting redemption of the Company’s Class A ordinary shares will reduce the book value per share for the Class F ordinary shares held by the Initial Shareholders, who would be the only remaining shareholders after such a redemption.

If the Company completes a Business Combination within 24 months after the Close Date, funds in the Trust Account will be used to pay for the Business Combination, redemptions of Class A ordinary shares, if any, the deferred underwriting compensation of $15,750,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to the Company to provide working capital to finance the Company’s business operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at September 30, 2015 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for the full year or any future periods. The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final Prospectus dated September 10, 2015 filed by the Company with the SEC and the audited balance sheet and notes thereto included the Current Report on Form 8-K dated September 16, 2015 filed by the Company with the SEC.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair values of the Company’s assets and liabilities which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the condensed balance sheet.

Redeemable Ordinary Shares

All 45,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature as discussed in Note 1. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Class A ordinary shares in an amount that would cause its net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at September 30, 2015, 43,001,986 of the Company’s 45,000,000 Class A ordinary shares were classified outside of permanent equity.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss attributable to ordinary shares by the weighted average number of ordinary shares outstanding during the period, plus, to the extent dilutive, the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method. At September 30, 2015, the Company had outstanding warrants for the purchase of up to 22,333,333 Class A ordinary shares. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted net loss per ordinary share because its inclusion would have been anti-dilutive. As a result, diluted net loss per ordinary share is equal to basic net loss per ordinary share.

Use of Estimates

The preparation of the Company’s balance sheet in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” The Company incurred offering costs in connection with its Public Offering of $1,114,002, primarily consisting of accounting and legal services, securities registration expenses and exchange listing fees. These costs, along with paid and deferred underwriter discounts totaling $24,750,000, were charged to additional paid-in capital at the Close Date.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. Public Offering

In its Public Offering, the Company sold 45,000,000 units at a price of $10.00 per unit (the “Units”). Each Unit consists of one of the Company’s Class A ordinary shares, $0.0001 par value, and one redeemable Class A ordinary share purchase warrant (“Warrant”). The Company has agreed to use its best efforts to file a registration statement, and cause such registration statement to become effective under the Securities Act, covering the Warrants and the Class A ordinary shares underlying the Warrants following the completion of a Business Combination. Each Warrant entitles the holder to purchase one-third of one Class A ordinary share for one-third of $11.50 per one-third share. Warrants may be exercised only for a whole number of ordinary shares; no fractional shares will be issued upon exercise of the Warrants. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number the number of Class A ordinary shares to be issued to the Warrant holder. Each Warrant will become exercisable on the later of 30 days after the completion of a Business Combination or 12 months from the Close Date, and will expire after the earlier of five years after the completion of a Business Combination, or upon redemption or liquidation. Alternatively, if the Company does not complete a Business Combination within 24 months after the Closing Date, the Warrants will expire at the end of such period. If the Company is unable to deliver registered Class A ordinary shares to a holder upon exercise of Warrants issued in connection with the 45,000,000 Units during the exercise period, the Warrants will expire worthless, except to the extent that they may be exercised on a cashless basis in the circumstances described in the Warrant agreement. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole, but not in part, at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, and only in the event that the last sale price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Warrant holders.

The Company paid an underwriting discount of 2.00% of the gross proceeds of the Public Offering, or $9,000,000, to the underwriters at the Close Date, with an additional fee (the “Deferred Discount”) of 3.50% of the gross proceeds of the Public Offering, or $15,750,000, payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount. The Deferred Discount is recorded as deferred underwriter compensation at the Company’s condensed balance sheet.

4. Related Party Transactions

Founder Shares

On June 30, 2015, the Sponsor purchased 10,062,500 Class F ordinary shares for $25,000, or approximately $0.002 per share. On September 4, 2015, the Sponsor transferred 35,000 Class F ordinary shares to each of the Company’s independent directors at their original purchase price. Immediately prior to the pricing of the Public Offering, on September 10, 2015, the Company’s board of directors effected a capitalization of 1,437,500 Class F ordinary shares to the Initial Shareholders, resulting in an aggregate issuance of 11,500,000 Class F ordinary shares (the “Founder Shares”) of which 250,000 shares are subject to forfeiture by the Initial Shareholders if the remaining portion of the underwriters’ over-allotment option is not exercised. Following the capitalization, the Sponsor held 11,340,000 Founder Shares and each of the Company’s independent directors held 40,000 Class F Founder Shares. The Founder Shares are identical to the Class A ordinary shares included in the Units sold in the Public Offering except that the Founder Shares are subject to certain rights and transfer restrictions, as described in further detail below, and are automatically converted into Class A ordinary shares at the time of a Business Combination on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained in the Company’s amended and restated memorandum and articles of association.

The Initial Shareholders have agreed not to transfer, assign or sell any Founder Shares until the earlier of (i) one year after the completion of a Business Combination, or earlier if, subsequent to a Business Combination, the last sale price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination or (ii) the date at which the Company completes a liquidation, merger, stock exchange or other similar transaction after a Business Combination that results in all of the Company’s public shareholders having the right to exchange their ordinary shares for cash, securities or other property (the “Lock Up Period”).

Private Placement Warrants

Simultaneously with the consummation of the Public Offering, the Sponsor purchased 22,000,000 warrants at a price of $0.50 per warrant, or $11,000,000, in a private placement (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one-third of one Class A ordinary share for one-third of $11.50 per one-third share. Proceeds from the sale of Private Placement Warrants were placed in the Trust Account. The Private Placement Warrants may not be redeemed by the Company so long as they are held by the Sponsor or its permitted transferees. If any Private Placement Warrants are transferred to holders other than the Sponsor or its permitted transferees, such Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Warrants included in the Units sold in the Public Offering. The Sponsor has the option to exercise the Private Placement Warrants on a cashless basis.

If the Company does not complete a Business Combination within 24 months after the Close Date, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Company’s Class A ordinary shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

Registration Rights

Holders of the Founder Shares and Private Placement Warrants hold registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands that the Company register the Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants and Class F ordinary shares. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed by the Company subsequent to its completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that that Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock Up Period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Notes

Between Inception and the Close Date, the Sponsor loaned the Company $300,000 in unsecured promissory notes. The funds were used to pay up front expenses associated with the Public Offering. These notes were non-interest bearing and were repaid in full to the Sponsor at the Close Date.

Administrative Service Agreement

On September 10, 2015, the Company entered into an agreement to pay monthly recurring expenses of $10,000 for office space, administrative and support services to an affiliate of the Sponsor effective at the Close Date. The agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

5. Cash Held in Trust Account

Gross proceeds of $450,000,000 and $11,000,000 from the Public Offering and the sale of the Private Placement Warrants, respectively, less underwriting discounts of $9,000,000; and funds of $2,000,000 designated to pay the Company’s accrued formation and offering costs, ongoing administrative and acquisition search costs, plus repay notes payable of $300,000 to the Sponsor at the Close Date were placed in the Trust Account at the Close Date. At September 30, 2015, funds in the Trust Account totaled $450,000,000 and were held in cash.

6. Deferred Underwriting Compensation

The Company is committed to pay the Deferred Discount of 3.50% of the gross proceeds of the Public Offering, or $15,750,000, to the underwriters upon the Company’s completion of a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount, and no Deferred Discount is payable to the underwriters if a Business Combination is not completed within 24 months after the Close Date.

7. Shareholders’ Equity

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each share with the exception that prior to the completion of a Business Combination only holders of Class F ordinary shares have the right to vote on the election of directors. At September 30, 2015, there were 45,000,000 Class A ordinary shares issued and outstanding, of which 43,001,986 shares were subject to possible redemption.

Class F Ordinary Shares

The Company is authorized to issue 20,000,000 Class F ordinary shares. Holders of the Company’s Class F ordinary shares are entitled to one vote for each ordinary share, plus prior to the completion of a Business Combination only holders of Class F ordinary shares have the right to vote on the election of directors. Class F ordinary shares are automatically converted to Class A ordinary shares on a one-for-one basis at the time of a Business Combination. The Initial Shareholders, and the sole holders, of Class F ordinary shares have agreed not to transfer, assign or sell any Class F ordinary shares during the Lock Up Period. At September 30, 2015, there were 11,500,000 Class F ordinary shares issued and outstanding, of which 250,000 shares are subject to forfeiture by the Initial Shareholders if the remaining portion of the underwriters’ over-allotment option is not exercised.

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares. The Company’s board of directors has the authority to determine the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the preferred shares of each series. The board of directors may, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of Class A ordinary shares, and which could have anti-takeover effects. At September 30, 2015, there were no shares of preferred stock issued or outstanding.

8. Subsequent Events

Management has performed an evaluation of subsequent events through October 20, 2015, the date the unaudited condensed financial statements were issued, noting no subsequent events which require adjustment or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Pace Holdings Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the United States Securities and Exchange Commission (“SEC”). All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on June 3, 2015 and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We intend to consummate a Business Combination using cash from the proceeds of our public offering (the “Public Offering”) that closed on September 16, 2015 (the “Close Date”) and the private placement of warrants to purchase our Class A ordinary shares (“Private Placement Warrants”) that occurred at the Close Date, and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt.

The issuance of additional ordinary shares in a business combination:

•

may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the Class F ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class F ordinary shares;

•	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;
•

could cause a change in control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and could result in the resignation or removal of our present executive officers and directors;

•	may have the effect of delaying or preventing a change in control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
•	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants to purchase our Class A ordinary shares.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay dividends on our ordinary shares;
•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares, if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

At September 30, 2015, we held cash of $1,704,384, current liabilities of $958,299 and deferred underwriting compensation of $15,750,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

For the three months ended September 30, 2015, we incurred a net loss of $86,630. For the period from June 3, 2015 (“Inception”) through September 30, 2015, we incurred a net loss of $141,130. Our business activities from Inception through September 30, 2015 consisted solely of completing our Public Offering, and identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

Prior to our Public Offering, on June 30, 2015, TPACE Sponsor Corp., a Cayman Islands exempted company (the “Sponsor”) purchased 10,062,500 Class F ordinary shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. On September 4, 2015, the Sponsor transferred 35,000 Class F ordinary shares to each of our independent directors at their original purchase price. Immediately prior to the pricing of the Public Offering, on September 10, 2015, the Company effected a capitalization of 1,437,500 Class F ordinary shares to the Sponsor and our independent directors (collectively, the “Initial Shareholders”), resulting in an aggregate issuance of 11,500,000 Class F ordinary shares (the “Founder Shares”) of which 250,000 shares are subject to forfeiture by the Initial Shareholders if the remaining portion of the underwriters’ over-allotment option is not exercised. Following the capitalization, the Sponsor held 11,340,000 Founder Shares and each of our independent directors held 40,000 Founder Shares.

On September 16, 2015, we consummated the Public Offering of 45,000,000 units (which included the exercise of 5,000,000 units of the underwriters’ 6,000,000 unit over-allotment option) at a price of $10.00 per unit generating gross proceeds of $450,000,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Public Offering, on the Close Date, we effected the private sale of an aggregate of 22,000,000 Private Placement Warrants, each exercisable to purchase one-third of one Class A ordinary share for one-third of $11.50 per one-third share, to the Sponsor, at a price of $0.50 per Private Placement Warrant.

We received gross proceeds from the Public Offering and the sale of the Private Placement Warrants of $450,000,000 and $11,000,000, respectively, for an aggregate of $461,000,000. $450,000,000 of the gross proceeds were deposited in a trust account with Continental Stock Transfer and Trust Company acting as Trustee (the “Trust Account”). At the Close Date, the remaining $11,000,000 was held outside of the Trust Account, of which $9,000,000 was used to pay underwriting discounts and $300,000 was used to repay notes payable to the Sponsor, with the balance reserved to pay accrued offering and formation costs, business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In the future, a portion of interest income on the funds held in the Trust Account may be released to us to pay tax obligations. At September 30, 2015, funds held in the Trust Account consisted solely of cash.

At September 30, 2015, we had cash held outside of the Trust Account of $1,704,384, which is available to fund our working capital requirements.

At September 30, 2015, we had current liabilities of $958,299, largely due to amounts owed to professionals, consultants, advisors and others who performed services related to our Public Offering and sale of Private Placement Warrants or are working on identifying and evaluating a Business Combination. The identification and evaluation of a potential Business Combination is continuing after September 30, 2015 and additional expenses will be incurred. Such expenses may be significant, and we expect some portion of them would be paid upon consummation of a Business Combination. We may request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans, but no proceeds from the Trust Account would be utilized for such repayment. Additional funds could also be raised through a private offering of debt or equity. Our Sponsor, affiliates of our Sponsor, executives officers and directors are not obligated to make loans to us, and we may not be able to raise additional funds from unaffiliated parties. If we are unable to fund future working capital needs, if any, prior to completion of a Business Combination, our ability to continue as a going concern may be impaired.

We have 24 months from the Close Date to complete a Business Combination. If we do not complete a Business Combination within this time period, we shall (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, net of tax (less up to $50,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the shareholder rights of owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We intend to use substantially all of the funds held in the Trust Account, including earned interest (which interest shall be net of taxes payable) to consummate a Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate a Business Combination, the remaining proceeds held in the Trust Account after completion of the Business Combination and redemptions of Class A ordinary shares, if any, will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategy.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete a Business Combination or because we become obligated to redeem a significant number of our Class A ordinary shares upon completion of a Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or enter into any non-financial agreements involving assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an administrative agreement to pay monthly recurring expenses of $10,000 for office space, administrative and support services to an affiliate of the Sponsor. The agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Offering Costs

We comply with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” We incurred offering costs in connection with our Public Offering of $1,114,002, primarily consisting of accounting and legal services, securities registration expenses and exchange listing fees. These costs, along with paid and deferred underwriter discounts totaling $24,750,000, were charged to additional paid-in capital at the Close Date.

Redeemable Ordinary Shares

All 45,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature under which holders of Class A ordinary shares may, two business days prior to the consummation of a Business Combination, redeem their Class A ordinary shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account. In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within an entity’s control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our charter provides that in no event will we redeem our Class A ordinary shares in an amount that would cause our net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at September 30, 2015, 43,001,986 of our 45,000,000 Class A ordinary shares were classified outside of permanent equity.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss attributable to ordinary shares by the weighted average number of ordinary shares outstanding during the period, plus to the extent dilutive the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method. At September 30, 2015, we had outstanding warrants for the purchase of up to 22,333,333 Class A ordinary shares. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted net loss per ordinary share because its inclusion would have been anti-dilutive. As a result, diluted net loss per ordinary share is equal to basic net loss per ordinary share.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification and evaluation of prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues. The net proceeds from our Public Offering and the sale of Private Placement Warrants held in the Trust Account are comprised entirely of cash. Starting in January 2016, we may invest funds held in the Trust Account in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. At that point, our only market risk exposure will relate to fluctuations in interest rates and the resulting impact on the value of investments held in the Trust Account. Due to the short-term nature of such investments, we do not believe that we will be subject to material exposure due to interest rate risk.

At September 30, 2015, $450,000,000 was held in the Trust Account for the purposes of consummating a Business Combination. If we complete a Business Combination within 24 months after the Close Date, funds in the Trust Account will be used to  pay for the Business Combination, redemptions of Class A ordinary shares, if any, the deferred underwriting compensation of $15,750,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

We have not engaged in any hedging activities since our Inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed in our Prospectus dated September 10, 2015, which was filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Prospectus dated September 10, 2015 which was filed with the SEC. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

On June 30, 2015, the Sponsor purchased 10,062,500 Class F ordinary shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. On September 4, 2015, the Sponsor transferred 35,000 Class F ordinary shares to each of our independent directors at their original purchase price. Immediately prior to the pricing of the Public Offering, on September 10, 2015, our board of directors effected a capitalization of 1,437,500 Class F ordinary shares to the Initial Shareholders, resulting in an aggregate issuance of 11,500,000 Founder Shares of which 250,000 shares are subject to forfeiture by the Initial Shareholders if the remaining portion of the underwriters’ over-allotment option is not exercised. Following the capitalization, the Sponsor held 11,340,000 Founder Shares and each of our independent directors held 40,000 Founder Shares.

Simultaneously with the consummation of the Public Offering, on the Close Date we effected the private sale of an aggregate of 22,000,000 Private Placement Warrants, each exercisable to purchase one-third of one Class A ordinary share for one-third of $11.50 per one-third share, to the Sponsor, at a price of $0.50 per Private Placement Warrant, generating proceeds, before expenses, of $11,000,000. The Private Placement Warrants are substantially similar to the warrants underlying the units issued in the Public Offering, except that if held by the Sponsor or its permitted transferees, they (i) may be exercised for cash or on a cashless basis and (ii) are not subject to being called for redemption. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the Warrants.

The sale of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

On September 10, 2015, our registration statement on Form S-1 (File No. 333-206343) was declared effective by the SEC for the Public Offering pursuant to which we sold an aggregate of 45,000,000 Units at an offering price to the public of $10.00 per Unit for an aggregate offering price of $450,000,000, with each Unit consisting of one Class A ordinary share and one Warrant. Each Warrant entitles the holder thereof to purchase one-third of one Class A ordinary share at a price of one-third of $11.50 per one-third share. Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and I-Bankers Securities, Inc. acted as underwriters (the “Underwriters”). The Public Offering was consummated on September 16, 2015.

Proceeds of $450,000,000 from the Public Offering and simultaneous sale of the Private Placement Warrants, including deferred underwriting compensation of $15,750,000, are held in the Trust Account at September 30, 2015. We paid $9,000,000 in underwriting discounts and incurred offering costs of $1,114,002 related to the Public Offering. In addition, the Underwriters agreed to defer $15,750,000 in underwriting discounts, which amount will be payable when and if a Business Combination is consummated. We also repaid $300,000 in non-interest bearing loans made to us by the Sponsor to cover expenses related to the Public Offering. No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our Prospectus dated September 10, 2015 which was filed with the SEC.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
4.4*

Warrant Agreement, dated as of September 10, 2015, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2015 (File No. 001-37551)).

10.1*

Letter Agreement, dated September 10, 2015, among the Company, its officers and directors and TPACE Sponsor Corp. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2015 (File No. 001-37551)).

10.2*

Investment Management Trust Agreement, dated as of September 10, 2015, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2015 (File No. 001-37551)).

10.3*

Registration Rights Agreement, dated as of September 10, 2015, among the Company, TPACE Sponsor Corp. and certain other security holders named therein (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2015 (File No. 001-37551)).

10.4*

Administrative Services Agreement, dated September 10, 2015, between the Company and TPG Global, LLC (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2015 (File No. 001-37551)).

10.5*

Amended and Restated Sponsor Warrants Purchase Agreement, dated as of September 10, 2015, between the Company and TPACE Sponsor Corp. (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2015 (File No. 001-37551)).

10.6*

Indemnity Agreement, dated as of September 16, 2015, between the Company and David Bonderman (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2015 (File No. 001-37551)).

10.7*

Indemnity Agreement, dated as of September 16, 2015, between the Company and James Coulter (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2015 (File No. 001-37551)).

10.8*

Indemnity Agreement, dated as of September 16, 2015, between the Company and Chad Leat (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2015 (File No. 001-37551)).

10.9*

Indemnity Agreement, dated as of September 16, 2015, between the Company and Robert Suss (incorporated herein by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2015 (File No. 001-37551)).

10.10*

Indemnity Agreement, dated as of September 16, 2015, between the Company and Paul Walsh (incorporated herein by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2015 (File No. 001-37551)).

10.11*

Indemnity Agreement, dated as of September 16, 2015, between the Company and Kneeland Youngblood (incorporated herein by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2015 (File No. 001-37551)).

10.12*

Indemnity Agreement, dated as of September 16, 2015, between the Company and Karl Peterson (incorporated herein by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2015 (File No. 001-37551)).

10.13*

Indemnity Agreement, dated as of September 16, 2015, between the Company and Dirk Eller (incorporated herein by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2015 (File No. 001-37551)).

10.14*

Indemnity Agreement, dated as of September 16, 2015, between the Company and Clive Bode (incorporated herein by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2015 (File No. 001-37551)).

31.1**	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated herein by reference as indicated.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pace Holdings Corp.

Date: October 20, 2015	By:	/s/ Karl Peterson
Karl Peterson
Chief Executive Officer (Principal Executive Officer)

Date: October 20, 2015	By:	/s/ Dirk Eller
Dirk Eller
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
4.4*

Warrant Agreement, dated as of September 10, 2015, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2015 (File No. 001-37551)).

10.1*

Letter Agreement, dated September 10, 2015, among the Company, its officers and directors and TPACE Sponsor Corp. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2015 (File No. 001-37551)).

10.2*

Investment Management Trust Agreement, dated as of September 10, 2015, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2015 (File No. 001-37551)).

10.3*

Registration Rights Agreement, dated as of September 10, 2015, among the Company, TPACE Sponsor Corp. and certain other security holders named therein (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2015 (File No. 001-37551)).

10.4*

Administrative Services Agreement, dated September 10, 2015, between the Company and TPG Global, LLC (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2015 (File No. 001-37551)).

10.5*

Amended and Restated Sponsor Warrants Purchase Agreement, dated as of September 10, 2015, between the Company and TPACE Sponsor Corp. (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2015 (File No. 001-37551)).

10.6*

Indemnity Agreement, dated as of September 16, 2015, between the Company and David Bonderman (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2015 (File No. 001-37551)).

10.7*

Indemnity Agreement, dated as of September 16, 2015, between the Company and James Coulter (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2015 (File No. 001-37551)).

10.8*

Indemnity Agreement, dated as of September 16, 2015, between the Company and Chad Leat (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2015 (File No. 001-37551)).

10.9*

Indemnity Agreement, dated as of September 16, 2015, between the Company and Robert Suss (incorporated herein by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2015 (File No. 001-37551)).

10.10*

Indemnity Agreement, dated as of September 16, 2015, between the Company and Paul Walsh (incorporated herein by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2015 (File No. 001-37551)).

10.11*

Indemnity Agreement, dated as of September 16, 2015, between the Company and Kneeland Youngblood (incorporated herein by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2015 (File No. 001-37551)).

10.12*

Indemnity Agreement, dated as of September 16, 2015, between the Company and Karl Peterson (incorporated herein by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2015 (File No. 001-37551)).

10.13*

Indemnity Agreement, dated as of September 16, 2015, between the Company and Dirk Eller (incorporated herein by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2015 (File No. 001-37551)).

10.14*

Indemnity Agreement, dated as of September 16, 2015, between the Company and Clive Bode (incorporated herein by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2015 (File No. 001-37551)).

31.1**	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_________________

*	Incorporated herein by reference as indicated.
**	Filed herewith.