Form 10-K
period 2015-12-31
Pace Holdings Corp.
filed 2016-01-26
CIK 1644509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37551

PACE HOLDINGS CORP.

(Exact name of Registrant as specified in its Charter)

Cayman Islands	98-1247187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
301 Commerce Street, Suite 3300 Fort Worth, TX	76102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 533-6642

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one Warrant to purchase one third of one Class A ordinary share	NASDAQ Capital Market
Class A ordinary shares, par value $0.0001 per share	NASDAQ Capital Market
Warrants to purchase Class A ordinary shares	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

The Registrant was not a public company at June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates at such date. The Registrant’s Units began trading on the NASDAQ Capital Market on September 11, 2015 and the Registrant’s Class A ordinary shares began separate trading on the NASDAQ Capital Market on October 28, 2015. The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 31, 2015 was $445,500,000.

At January 20, 2016, there were 45,000,000 Class A ordinary shares, $0.0001 par value, and 11,250,000 Class F ordinary shares, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

References to the “Company,” “our,” “us” or “we” refer to Pace Holdings Corp., a blank check company incorporated on June 3, 2015 as a Cayman Islands exempted company. References to our “Sponsor” refer to TPACE Sponsor Corp., an affiliate of Mr. Karl Peterson, our President, Chief Executive Officer and Director, Mr. David Bonderman, our Chairman, and Mr. James Coulter, our Director. References to “TPG” refer collectively to TPG Global, LLC and its affiliates, including our Sponsor. TPG is a leading global private investment firm founded in 1992 with over $70 billion of assets under management as of September 30, 2015 and offices in San Francisco, Fort Worth, Austin, Beijing, Dallas, Hong Kong, Houston, Istanbul, London, Luxembourg, Melbourne, Moscow, Mumbai, New York, São Paulo, Shanghai, Singapore, Tokyo and Toronto. References to our “Public Offering” refer to the initial public offering of Pace Holdings Corp. which closed on September 16, 2015 (the “Close Date”).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When the Company discusses its strategies or plans, it is making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, the Company’s management. Actual results and shareholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors.” Many of the risks and factors that will determine these results and shareholders’ value are beyond the Company’s ability to control or predict.

All such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this Special Note Regarding Forward-Looking Statements.

PART I

Item 1. Business.

Introduction

We are a blank check company incorporated on June 3, 2015 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

Prior to our Public Offering, on June 30, 2015, our Sponsor purchased 10,062,500 Class F ordinary shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. On September 4, 2015, our Sponsor transferred 35,000 Class F ordinary shares to each of our four independent directors at their original purchase price. Immediately prior to the pricing of the Public Offering on September 10, 2015, the Company effected a capitalization of 1,437,500 Class F ordinary shares to our Sponsor and our four independent directors (collectively, the “Initial Shareholders”), resulting in an aggregate issuance of 11,500,000 Class F ordinary shares (the “Founder Shares”), of which 1,500,000 shares were subject to forfeiture by our Sponsor if the underwriters’ over-allotment option was not exercised in full by a specified date. On October 25, 2015, our Sponsor forfeited 250,000 Founder Shares on the expiration of the unexercised portion of the underwriters’ over-allotment option so that the Founder Shares would represent 20% of the total ordinary shares outstanding. Following the capitalization and forfeiture, our Sponsor held 11,090,000 Founder Shares and each of our four independent directors held 40,000 Founder Shares.

On the Close Date, we consummated our Public Offering of 45,000,000 units (which included the purchase of 5,000,000 units subject to the underwriters’ 6,000,000 unit over-allotment option) at a price of $10.00 per unit generating gross proceeds of $450,000,000 before underwriting discounts and expenses. Each unit (“Unit”) consists of one Class A ordinary share, par value $0.0001 per share, and one warrant to purchase one third of one Class A ordinary share for one third of $11.50 per one third share (“Warrant”). Prior to the Close Date, we completed the private sale of an aggregate of 22,000,000 warrants to our Sponsor (the “Private Placement Warrants”), each exercisable to purchase one third of one Class A ordinary share for one third of $11.50 per one third share at a price of $0.50 per Private Placement Warrant.

We received gross proceeds from the Public Offering and the sale of the Private Placement Warrants of $450,000,000 and $11,000,000, respectively, for an aggregate of $461,000,000. $450,000,000 of the gross proceeds were deposited in a trust account with Continental Stock Transfer and Trust Company (“Trustee”) acting as Trustee (the “Trust Account”). At the Close Date, the remaining $11,000,000 was held outside of the Trust Account, of which $9,000,000 was used to pay underwriting discounts and $300,000 was used to repay notes payable to our Sponsor, with the balance reserved to pay accrued offering and formation costs, business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In the future, a portion of interest income on the funds held in the Trust Account may be released to us to pay tax obligations. At December 31, 2015, funds held in the Trust Account consisted solely of cash.

On October 27, 2015, we announced that, commencing October 28, 2015, holders of the 45,000,000 Units sold in our Public Offering may elect to separately trade the Class A ordinary shares and Warrants included in the Units. Those Units not separated will continue to trade on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Capital Market under the symbol “PACEU,” and the Class A ordinary shares and Warrants that are separated will trade on the NASDAQ Capital Market under the symbols “PACE” and “PACEW,” respectively.

We believe that our management team is well positioned to identify attractive risk-adjusted returns in the marketplace and that our contacts and transaction sources, ranging from industry executives, private owners, private equity funds, and investment bankers in addition to the extensive global industry and geographical reach of our affiliates will enable us to pursue a broad range of opportunities. Our management believes that its ability to identify and implement value creation initiatives has been an essential driver of TPG’s past performance and will remain central to its differentiated acquisition strategy.

Business Strategy

Our acquisition and value creation strategy is to identify, acquire and, after our Business Combination, build a company in the public markets. We intend to seek a company in an industry that complements the experience and expertise of our management team and TPG and is a business that we think our transformative operating skills can help improve. Our selection process will leverage our team’s network of industry, private equity sponsor and lending community relationships as well as relationships with management teams of public and private companies, investment bankers, restructuring advisers, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We intend to deploy a pro-active, thematic sourcing strategy and to focus on companies where we believe the combination of our operating experience, relationships, capital and capital markets expertise can be catalysts to transform companies and can help accelerate the target business’ growth and performance.

In addition, we intend to utilize the networks and industry experience of our management team and our board of directors in seeking a Business Combination. Over the course of their careers, the members of our management team and board of directors have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities. This group has experience in:

•	operating companies, setting and changing strategies, and identifying, mentoring and recruiting world-class talent;
•	developing and growing companies, both organically and inorganically, and expanding the product range and geographic footprint of a number of target businesses;
•	sourcing, structuring, acquiring, and selling businesses;
•	accessing the capital markets, including financing businesses and helping companies transition to public ownership;
•	fostering relationships with sellers, capital providers and target management teams; and
•	executing transactions in multiple geographies and under varying economic and financial market conditions.

TPG’s distinctive international network coupled with its thematic approach to sourcing has provided our management team, while at TPG, with a flow of referrals that have resulted in numerous transactions, and several proprietary opportunities that were not available to generalist and less active participants. We believe that our management team’s network of contacts and relationships will provide us with an important source of acquisition opportunities. In addition, given our profile and thematic approach, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Members of our management team are communicating with their networks of relationships to articulate our acquisition themes, including the parameters of our search for a target business, and have begun the disciplined process of pursuing and reviewing promising leads.

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our Business Combination with a target business that does not meet these criteria and guidelines. We intend to seek to acquire companies that we believe:

•

are underperforming their potential in industries that are otherwise exhibiting stable or improving fundamentals. We intend to evaluate each industry and the target businesses within those industries based on several factors, including the potential for sustainable competitive advantage, growth in excess of gross domestic product, ability to generate attractive returns and the sustainability of profit margins. We plan to seek targets that will be compatible with our rigorous value creation process, whereby we identify several value enhancing initiatives prior to making the acquisition and install processes to implement and optimize those initiatives.

•

are at an inflection point, such as those requiring additional management expertise, are able to innovate by developing new products or services, or where we believe we can drive improved financial performance and where an acquisition may help facilitate growth. We believe that we are well-positioned to evaluate and improve a company’s growth prospects and help them realize the opportunities to create shareholder value following the consummation of a Business Combination.

•

can utilize the extensive networks and insights we have built in the technology, media or business services sectors. In addition, we expect to evaluate targets in other industries that our management team understands well, including those that can use technology, including big-data and sophisticated revenue management techniques, to drive meaningful operational improvements and efficiency gains, or enhance its strategic position by using technology solutions to differentiate its offering.

•

have significant embedded and/or underexploited expansion opportunities. One of the key elements of TPG’s typical value creation approach is to acquire target businesses to accelerate their growth. This can be accomplished through a combination of accelerating organic growth and finding attractive add-on acquisition targets. Our management team has significant experience in identifying such targets and helping target management assess the strategic and financial fit. Similarly, our management has the expertise to assess the likely synergies and a process to help a target integrate acquisitions.

•

exhibit unrecognized value or other characteristics that we believe have been misevaluated by the marketplace based on our company specific analysis and due diligence review. For a potential target business, this process will include, among other things, a review and analysis of the company’s capital structure, quality of earnings, potential for operational improvements, corporate governance, customers, material contracts, and industry background and trends. We intend to leverage the operational experience and disciplined investment approach of our team and those of TPG to identify opportunities to unlock value that our experience in complex situations allows us to pursue.

•

will offer attractive risk-adjusted equity returns for our shareholders. We will seek to acquire a target on terms and in a manner that leverages our experience in transformational investing. Financial returns will be evaluated based on (i) the potential for organic growth in cash flows, (ii) the ability to achieve cost savings, (iii) the ability to accelerate growth, including through the opportunity for follow-on acquisitions and (iv) the prospects for creating value through other value creation initiatives. Potential upside from growth in the target business’ earnings and an improved capital structure will be weighed against identified downside risks.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into a Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our Business Combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the United States Securities and Exchange Commission (the “SEC”).

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information that will be made available to us. We will also utilize our operational and capital planning experience.

Certain of our officers and directors directly or indirectly own 20% of our outstanding ordinary shares and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Business Combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor those fiduciary obligations, subject to their fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination.

Our Sponsor, executive officers and directors have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our Business Combination or we have failed to complete our Business Combination within 24 months after the Close Date. None of our officers or directors has been involved with any blank check companies or special purpose acquisition corporations in the past.

Sourcing of Potential Business Combination Targets

We believe our management team’s significant operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring, financing and selling businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

In addition, members of our management team have developed contacts from serving on the boards of directors of several companies, including Sabre Corporation (NASDAQ: SABR); Norwegian Cruise Line Holdings Ltd. (NASDAQ: NCHL) and Caesars Acquisition Company (NASDAQ: CACQ.)

While at TPG, this network provided our management team with a robust and consistent flow of acquisition opportunities which were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that this network of contacts and relationships of our management team will provide us with important sources of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We are not prohibited from pursuing a Business Combination with a company that is affiliated with our Sponsor, executive officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, executive officers or directors. In the event we seek to complete a Business Combination with a target that is affiliated with our Sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, that such Business Combination is fair to the Company from a financial point of view. We are not required to obtain such an opinion in any other context.

As more fully discussed in “Item 10. Directors, Executive Officers and Corporate Governance,” if any of our executive officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. All of our executive officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred for marketing, road show and public reporting efforts that may not be present to the same extent in connection with a Business Combination with us.

Furthermore, once a proposed Business Combination is completed, the target business will effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. Our structure may offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the Close Date, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Financial Position

With funds available for a Business Combination of $434,250,000 assuming no redemptions and after payment of $15,750,000 of deferred underwriting discounts, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our Business Combination using the proceeds held in the Trust Account from our Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of these as the consideration. We may seek to complete our Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our Business Combination or used for redemptions of our Class A ordinary shares, we may utilize the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our Business Combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our Business Combination, and we may effectuate our Business Combination using the proceeds of such offering rather than utilizing the funds held in the Trust Account.

In the case of a Business Combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the Business Combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our Business Combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a Target Business and Structuring of Our Business Combination

The NASDAQ rules require that our Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account, net of any deferred underwriting discounts and taxes payable on interest earned, at the time of our signing a definitive agreement in connection with our Business Combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our Business Combination. Subject to this requirement, our management has virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our Business Combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete a Business Combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for public shareholders to evaluate the possible merits or risks of any target business with which we may ultimately complete our Business Combination.

To the extent we effect our Business Combination with a target business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such a business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our Business Combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our Business Combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our Business Combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our executive officers will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our Business Combination.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance incumbent management.

Shareholders May Not Have the Ability to Approve Our Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under NASDAQ’s listing rules, shareholder approval would be required for our Business Combination if, for example:

•	we issue ordinary shares that will be equal to or in excess of 20% of the number of Class A ordinary shares then outstanding (other than in a public offering);
•

any of our directors, officers or substantial shareholders, as defined by NASDAQ rules, has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

•	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Redemption Rights for Public Shareholders Upon Completion of Our Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares (collectively, the “Public Shares”) upon the completion of our Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest, which interest shall be net of taxes payable, divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is approximately $10.00 per Public Share. The per-share amount we will distribute to shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our Initial Shareholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may hold in connection with the completion of our Business Combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require shareholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirement or we choose to seek shareholder approval for business or other legal reasons.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
•

file tender offer documents with the SEC prior to completing our Business Combination which contain substantially the same financial and other information about the Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our Business Combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market if we elect to redeem our Public Shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of Public Shares which are not purchased by our Sponsor, which number will be based on the requirement that we may not redeem Public Shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001, so that we are not subject to the SEC’s “penny stock” rules, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our Business Combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the Business Combination.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our NASDAQ listing or Exchange Act registration.

In the event that we seek shareholder approval of our Business Combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the Business Combination.

If we seek shareholder approval, we will complete our Business Combination only if a majority of our outstanding ordinary shares voted are voted in favor of the Business Combination. In such case, pursuant to the terms of a letter agreement entered into with us, our Initial Shareholders, officers and directors have agreed, and their permitted transferees will agree, to vote their Founder Shares and any Public Shares held by them in favor of our Business Combination. We expect that at the time of any shareholder vote relating to our Business Combination, our Initial Shareholders and their permitted transferees will own at least 20% of our outstanding ordinary shares entitled to vote thereon. In addition, our Initial Shareholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any owned Public Shares in connection with the completion of a Business Combination. Each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

Our amended and restated memorandum and articles of association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 so that we are not subject to the SEC’s “penny stock” rules. Redemptions of our Public Shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our Business Combination. For example, a proposed Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Business Combination. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of such a proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any Public Shares, and all Public Shares submitted for redemption will be returned to the holders thereof.

Limitation on Redemption Upon Completion of Our Business Combination if We Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that any individual public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group,” as defined under Section 13 of the Exchange Act, will be restricted from seeking redemption rights with respect to Public Shares held in excess of 15% of the total Public Shares issued as part of the Units in our Public Offering (“Excess Shares”), or 6,750,000 Public Shares. We believe this restriction will discourage public shareholders from accumulating large blocks of shares, and hinder any subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the Public Shares could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting an individual shareholder’s ability to redeem no more than 15% of the Public Shares, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we have not restricted our public shareholders’ ability to vote all of their shares, including Excess Shares, for or against our Business Combination. Our Initial Shareholders, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any Founder Shares or Public Shares held by them redeemed in connection with our Business Combination. Unless any of our other affiliates acquires Founder Shares through a permitted transfer from an Initial Shareholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires Public Shares, such affiliate would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve our Business Combination in the event we distribute proxy materials, or to deliver their shares to our transfer agent electronically using the  Depository Trust Company’s deposit/withdrawal at custodian system (the “DWAC System”), rather than simply voting against the Business Combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our Business Combination will indicate whether we require public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on our Business Combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to deliver their Public Shares electronically by means of the DWAC System.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on a business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise its redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for delivery of its certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which it could monitor the price of the company’s shares in the market. If the price rose above the redemption price, the holder could sell its shares in the open market before actually delivering its shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem our Public Shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the shareholder meeting set forth in our proxy materials, as applicable. Furthermore, if a public shareholder delivers its Public Shares in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate physically or electronically. It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their shares will be distributed promptly after the completion of our Business Combination.

If our Business Combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public shareholders who elected to redeem their shares.

If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination with a different target business until 24 months after the Close Date.

Redemption of Public Shares and Liquidation if No Business Combination

We have only 24 months after the Close Date to complete our Business Combination. If we are unable to complete our Business Combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, net of taxes (less up to $50,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders, including the right to receive further liquidation distributions, if any, subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants and Private Placement Warrants, which will expire worthless if we fail to complete our Business Combination within 24 months after the Close Date.

Our Initial Shareholders, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our Business Combination within 24 months after the Close Date. However, to the extent our Initial Shareholders own Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our Business Combination within the allotted 24-month time period.

Our Sponsor, executive officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Business Combination within 24 months after the Close Date, unless we provide our public shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, net of taxes (less up to $50,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares. However, we may not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 so that we are not subject to the SEC’s “penny stock” rules.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds of our Public Offering held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any earned interest in the Trust Account, net of any funds required to pay taxes, we may request the Trustee to release to us an additional amount of up to $50,000 of such earned interest to pay those costs and expenses.

If we were to expend all proceeds of our Public Offering held outside of the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by public shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by public shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers other than our independent auditors, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our Business Combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act . In the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third-party claims. We cannot assure you, however, that our Sponsor would be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers other than our independent auditors, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. At December 31, 2015, we had access to up to $1,117,746 from the proceeds of the Public Offering and the sale of the Private Placement Warrants, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and our Company to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the Trust Account only in the event of the redemption of our Public Shares if we do not complete our Business Combination within 24 months after the Close Date or if they redeem their respective shares for cash upon the completion of the Business Combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our Business Combination, a shareholder’s voting in connection with the Business Combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contain certain requirements and restrictions that apply to us until the consummation of our Business Combination. If we seek to amend any provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-Business Combination activity, we will provide dissenting public shareholders with the opportunity to redeem their Public Shares in connection with any such vote. Our Initial Shareholders, officers and directors have agreed to waive any redemption rights with respect to their Founder Shares and any Public Shares held in connection with the completion of our Business Combination. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

•

prior to the consummation of our Business Combination, we shall either (1) seek shareholder approval of our Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest, which interest shall be net of taxes payable, or (2) provide our public shareholders with the opportunity to tender their shares to us by means of a tender offer, and thereby avoid the need for a shareholder vote, for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest, which interest shall be net of taxes payable, in each case subject to the limitations described herein;

•

we will consummate our Business Combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the outstanding ordinary shares voted are voted in favor of the Business Combination;

•	if our Business Combination is not consummated within 24 months after the Close Date, then we will liquidate the Company and distribute all funds held in the Trust Account; and
•

prior to our Business Combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any business combination.

These provisions cannot be amended without the approval of holders of at least two thirds of our ordinary shares. In the event we seek shareholder approval in connection with our Business Combination, our amended and restated memorandum and articles of association will provide that we may consummate our Business Combination only if approved by holders of a majority of our ordinary shares voted, voting at a duly held shareholders meeting.

Competition

In identifying, evaluating and selecting a target business for our Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our Business Combination and our outstanding Warrants and Private Placement Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating a Business Combination.

Conflicts of Interest

TPG manages several investment vehicles. Funds managed by TPG or its affiliates may compete with us for acquisition opportunities in the same industries and sectors as we may target for our Business Combination. If these funds decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within TPG, including by Mr. Peterson and other persons who may make decisions for the Company, may be suitable for both us and for a current or future TPG fund, and may be directed to such investment vehicle rather than to us, subject to applicable fiduciary duties. Neither TPG nor members of our management team who are also employed by TPG have any obligation to present us with any opportunity for a potential Business Combination of which they become aware solely in their capacities as officers or managing directors of TPG. TPG and/or our management, in their capacities as officers or managing directors of TPG or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future TPG investment vehicles, or third parties, before they present such opportunities to us.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such a business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination.

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. Claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account are also an exception to this agreement with our Sponsor, as are any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy their indemnity obligations and believe that our Sponsor’s only assets are securities of our Company and, therefore, our Sponsor may not be able to satisfy those obligations. We have not asked our Sponsor to reserve for such eventuality. We believe the likelihood of our Sponsor having to indemnify the Trust Account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Employees

We currently have three executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Business Combination. The amount of time that Mr. Peterson or any other members of our management will devote in any time period will vary based on whether a target business has been selected for our Business Combination and the current stage of the Business Combination process.

Periodic Reporting and Financial Information

Our Units, Class A ordinary shares and Warrants are registered under the Exchange Act and as a result we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at: http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the uniform resource locators (“URLs”) for these websites are intended to be inactive textual references only.

We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our Business Combination. In accordance with the requirements of the Exchange Act, this Annual Report on Form 10-K contains financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“U.S. GAAP”), or International Financing Reporting Standards (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the United States Public Company Accounting Oversight Board (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our Business Combination within the prescribed time frame. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2016 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such target business to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete a business acquisition with such a target business.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the Close Date, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

We are a recently formed development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed development stage company established under the laws of the Cayman Islands with no operating results, and we will not commence operations until completing a Business Combination. Because we have no operating history and have no operating results, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Business Combination with one or more target businesses. We have no current arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our Business Combination. If we fail to complete our Business Combination, we will never generate any operating revenues.

Our public shareholders may not be afforded an opportunity to vote on our proposed Business Combination, which means we may complete our Business Combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our Business Combination unless the Business Combination would require shareholder approval under applicable Cayman Islands law or the rules of NASDAQ, or if we decide to hold a shareholder vote for business or other reasons. For instance, the NASDAQ rules currently allow us to engage in a tender offer in lieu of a shareholder meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any Business Combination. Therefore, if we were structuring a Business Combination that required us to issue more than 20% of our outstanding shares, we would seek shareholder approval of such a Business Combination. However, except for as required by law, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our Business Combination even if holders of a majority of the outstanding ordinary shares do not approve of the Business Combination we consummate. Please refer to “Item 1. Business - Shareholders May Not Have the Ability to Approve Our Business Combination” for additional information.

If we seek shareholder approval of our Business Combination, our Initial Shareholders, officers and directors have agreed to vote in favor of such Business Combination, regardless of how our public shareholders vote.

Unlike many other blank check companies in which the Initial Shareholders agree to vote their Founder Shares in accordance with the majority of the votes cast by the public shareholders in connection with a Business Combination, our Initial Shareholders, officers and directors have agreed, and their permitted transferees will agree, pursuant to the terms of a letter agreement entered into with us, to vote any Founder Shares held by them, as well as any Public Shares owned, in favor of our Business Combination. We expect that our Initial Shareholders and their permitted transferees will own at least 20% of our outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our Business Combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their Founder Shares in accordance with the majority of the votes cast by our public shareholders.

Your only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the Business Combination.

Since our board of directors may complete a Business Combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the Business Combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights within the period of time, which will be at least 20 business days, set forth in our tender offer documents mailed to our public shareholders in which we describe our Business Combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with such a Business Combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our shareholders’ equity to be less than $5,000,001, so that we are not subject to the SEC’s “penny stock” rules, or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for our Business Combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our Business Combination may not be completed in the required time is increased. If our Business Combination is not completed in the required time, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a Business Combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our Business Combination within 24 months after the Close Date. Consequently, such a target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our Business Combination with that particular target business, we may be unable to complete our Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

Our Sponsor, executive officers and directors have agreed that we must complete our Business Combination within 24 months after the Close Date. We may not be able to find a suitable target business and complete our Business Combination within such time period. If we have not completed our Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, net of tax (less up to $50,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

If we seek shareholder approval of our Business Combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our ordinary shares.

If we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our Business Combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining shareholder approval of the Business Combination or to satisfy a closing condition in an agreement with a target business that requires us to have a minimum net worth or a certain amount of cash at the closing of our Business Combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our ordinary shares and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a public shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our Business Combination. Despite our compliance with these rules, if a public shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our Business Combination will describe the various procedures that must be complied with in order to validly tender or redeem Public Shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares or Warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) the completion of our Business Combination, (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Business Combination within 24 months after the Close Date, and (iii) the redemption of all of our Public Shares if we are unable to complete our Business Combination within 24 months after the Close Date, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or Warrants, potentially at a loss.

NASDAQ may delist our securities from trading on its exchange, which could limit shareholders’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our Business Combination. In order to continue listing our securities on NASDAQ prior to our Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders). Additionally, in connection with our Business Combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our share price would generally be required to be at least $4 per share and our shareholders’ equity would generally be required to be at least $5 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•

a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, Class A ordinary shares and Warrants are listed on NASDAQ and are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Because we have net tangible assets in excess of $5,000,000 and timely filed a Current Report on Form 8-K after the Close Date, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our Units were immediately tradable at the Close Date and we will have a longer period of time to complete our Business Combination than do companies subject to Rule 419. Moreover, if we were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of a Business Combination.

If we seek shareholder approval of our Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a ‘‘group” of affiliated shareholders are deemed to hold Excess Shares, you will lose the ability to redeem all such Excess Shares.

If we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group”, as defined under Section 13 of the Exchange Act, will be restricted from seeking redemption rights with respect to any Excess Shares. However, we are not restricting our shareholders’ ability to vote all of their shares, including Excess Shares, for or against our Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our Business Combination. If we are unable to complete our Business Combination, our public shareholders may receive only approximately $10.00 per share, on the liquidation of the Trust Account (or less than $10.00 per share in certain circumstances where a third party brings a claim against us that our Sponsor is unable to indemnify), and our Warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the Public Shares redeemed and, in the event we seek shareholder approval of our Business Combination, we make purchases of our Public Shares, potentially reducing the resources available to us for our Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we are unable to complete our Business Combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our Trust Account (or less than $10.00 per share in certain circumstances where a third party brings a claim against us that our Sponsor is unable to indemnify) and our Warrants will expire worthless.

If the net proceeds of our Public Offering and sale of Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least the next 24 months, we may be unable to complete our Business Combination.

At December 31, 2015, we have $1,117,746 available to us outside the Trust Account to fund our working capital requirements. The funds available to us outside of our Trust Account may not be sufficient to allow us to operate for at least the 24 months after the Close Date assuming that our Business Combination is not completed during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds, whether as a result of our breach or otherwise, we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are unable to complete our Business Combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our Trust Account (or less than $10.00 per share in certain circumstances where a third party brings a claim against us that our Sponsor is unable to indemnify) and our Warrants will expire worthless.

Subsequent to our completion of our Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following our Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the Business Combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers other than our independent auditors, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any funds held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the funds held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors.

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our Company. Our Sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our Sponsor to reserve for such eventuality, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per share or (ii) other than due to the failure to obtain such waiver such lesser amount per share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments, and
•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. Beginning in January 2016, the proceeds held in the Trust Account may be invested by the Trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Prior to such time, such proceeds will not be invested and will be held in a non-interest bearing Trust Account. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a Business Combination. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we are unable to complete our Business Combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our Trust Account (or less than $10.00 per share in certain circumstances where a third party brings a claim against us that our Sponsor is unable to indemnify) and our Warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws, regulations and rules enacted by national, regional and local governments and NASDAQ. In particular, we will be required to comply with certain SEC and other legal requirements or regulations. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations and rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

If we are unable to consummate our Business Combination within 24 months after the Close Date, our public shareholders may be forced to wait beyond such 24 months before redemption from our Trust Account.

If we are unable to consummate our Business Combination within 24 months after the Close Date, we will distribute the aggregate amount then on deposit in the Trust Account (less up to $50,000 of the earned interest, net of taxes, thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the Trust Account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law of the Cayman Islands (“Companies Law”). In that case, shareholders may be forced to wait beyond the initial 24 months before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to shareholders prior to the date of our redemption or liquidation unless we consummate our Business Combination prior thereto and only then in cases where shareholders have sought to redeem their ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our Business Combination.

Our public shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their Public Shares.

If we are forced to enter into an insolvent liquidation, any distributions received by public shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our Company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $15,000 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual meeting of shareholders until after the consummation of our Business Combination. Our public shareholders will not have the right to elect directors prior to the consummation of our Business Combination.

In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on NASDAQ. There is no requirement under the Companies Law for us to hold annual or general meetings or elect directors. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to discuss company affairs with management. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the election of directors prior to consummation of our Business Combination.

We are not registering the Class A ordinary shares issuable upon exercise of the Warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise Warrants, thus precluding such investor from being able to exercise its Warrants except on a cashless basis and potentially causing such Warrants to expire worthless.

We are not registering the Class A ordinary shares issuable upon exercise of the Warrants under the Securities Act or any state securities laws at this time. However, under the terms of the Warrant agreement, we have agreed, as soon as practicable, but in no event later than 15 business days after the closing of our Business Combination, to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the Warrants, until the expiration of the Warrants in accordance with the provisions of the Warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in our final registration statement or prospectus relating to our Public Offering, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act, we would be required to permit holders to exercise their Warrants on a cashless basis. However, no Warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Warrants who exercise their Warrants to do so a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any Warrant, or issue securities or other compensation in exchange for the Warrants in the event that we are unable to register or qualify the shares underlying the Warrants under applicable state securities laws. If the issuance of the shares upon exercise of the Warrants is not so registered or qualified or exempt from registration or qualification, the holder of such Warrant shall not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In such event, holders who acquired their Warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the Class A ordinary shares included in the Units. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws.

The grant of registration rights to our Initial Shareholders and holders of our Private Placement Warrants may make it more difficult to complete our Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement to be entered into at the Close Date, our Initial Shareholders and their permitted transferees can demand that we register their Founder Shares after those shares convert to our Class A ordinary shares at the time of our Business Combination. In addition, holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by, or issuable to, our Initial Shareholders, holders of our Private Placement Warrants or holders of our working capital loans or their respective permitted transferees are registered.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a Business Combination with an operating company in any industry or sector, but we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our Business Combination with another blank check company or similar company with nominal operations. To the extent we complete our Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to shareholders than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the Business Combination contained an actionable material misstatement or material omission.

We may seek acquisition opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a Business Combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our Company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the Business Combination contained an actionable material misstatement or material omission.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our Business Combination with a target business that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our Business Combination will not have all of these positive attributes. If we complete our Business Combination with a target business that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target business that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our Business Combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our Trust Account (or less than $10.00 per share in certain circumstances where a third party brings a claim against us that our Sponsor is unable to indemnify) and our Warrants will expire worthless.

We may seek acquisition opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our Business Combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our Company from a financial point of view.

Unless we complete our Business Combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, that the price we are paying is fair to our Company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our Business Combination.

We may issue additional Class A ordinary or preferred shares to complete our Business Combination or under an employee incentive plan after completion of our Business Combination. We may also issue Class A ordinary shares upon the conversion of the Class F ordinary shares at a ratio greater than one-to-one at the time of our Business Combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our public shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class F ordinary shares, par value $0.0001 per share and 1,000,000 undesignated preferred shares, par value $0.0001 per share. At December 31, 2015, there are 155,000,000 and 8,750,000 authorized but unissued Class A and Class F ordinary shares available, respectively, for issuance, which amount includes shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the outstanding Class F ordinary shares. Class F ordinary shares are automatically convertible into Class A ordinary shares at the time of our Business Combination, initially at a one-for-one ratio but subject to adjustment as set forth herein. At December 31, 2015 there are no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares, and may issue preferred shares, in order to complete our Business Combination or under an employee incentive plan after completion of our Business Combination. We may also issue Class A ordinary shares upon conversion of the Class F ordinary shares at a ratio greater than one-to-one at the time of our Business Combination as a result of the anti-dilution provisions contained therein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our Business Combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any business combination. The issuance of additional ordinary shares or preferred shares:

•	may significantly dilute the equity interest of existing shareholders;
•	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;
•

could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our Units, ordinary shares and/or warrants.

We may be a passive foreign investment company (“PFIC”), which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year, or portion thereof, that is included in the holding period of a beneficial owner of our Units, Class A ordinary shares or Warrants who or that is for U.S. federal income tax purposes (i) an individual who is a citizen or resident of the United States, (ii) a corporation (or other entity taxable as a corporation for U.S. federal income tax purposes) organized in or under the laws of the United States, any state thereof or the District of Columbia or (iii) an estate or trust the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source (a “U.S. holder”, such U.S. holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception which generally provides that a corporation will not be a PFIC for the first taxable year the corporation has gross income (the “Start-Up Year”), if (i) no predecessor of the corporation was a PFIC, (ii) the corporation satisfies the Internal Revenue Service (“IRS”) that it will not be a PFIC for either of the first two taxable years following the Start-Up Year and (iii) the corporation is not in fact a PFIC for either of those years. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. holder such information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and warrants.

We may reincorporate in another jurisdiction in connection with our Business Combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our Business Combination and subject to requisite shareholder approval under the Companies Law, reincorporate in the jurisdiction in which the target business is located. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Business Combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our Trust Account (or less than $10.00 per share in certain circumstances where a third party brings a claim against us that our Sponsor is unable to indemnify) and our Warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Business Combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our Trust Account (or less than $10.00 per share in certain circumstances where a third party brings a claim against us that our Sponsor is unable to indemnify) and our Warrants will expire worthless.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, Mr. Peterson and our other executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our Business Combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, certain of our executive officers and directors have time and attention requirements for private investment funds of which affiliates of TPG are the investment managers. We do not have an employment agreement with, or key man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our Business combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with the Company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our Business Combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the Business Combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our Business Combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidates’ key personnel upon the completion of our Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Business Combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our executive officers and directors are employed by TPG, which are the investment managers to various private investment funds which make investments in securities or other interests of or relating to companies in industries we may target for our Business Combination. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Business Combination.

Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and executive officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business. Moreover, certain of our executive officers and directors have time and attention requirements for private investment funds of which affiliates of TPG are the investment managers.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance,” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with our Sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, TPG and affiliates of our Sponsor have invested in industries as diverse as health care, energy, industrials, financial services and retail. As a result, there may be substantial overlap between companies that would be a suitable Business Combination for us and companies that would make an attractive target for such other affiliates.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers and directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described at “Item 10. Directors, Executive Officers and Corporate Governance,” Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our Business Combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a Business Combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a Business Combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our Company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our Sponsor, executive officers and directors will lose their entire investment in us if our Business Combination is not completed, a conflict of interest may arise in determining whether a particular target business is appropriate for our Business Combination.

Prior to our Public Offering, on June 30, 2015, our Sponsor purchased 10,062,500 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. On September 4, 2015, our Sponsor transferred 35,000 Founder Shares to each of our four independent directors at their original purchase price. Immediately prior to the pricing of the Public Offering on September 10, 2015, the Company effected a capitalization of 1,437,500 Founder Shares to our Initial Shareholders, resulting in an aggregate issuance of 11,500,000 Founder Shares of which 1,500,000 shares were subject to forfeiture by our Sponsor if the underwriters’ over-allotment option was not exercised in full by a specified date. On October 25, 2015, our Sponsor forfeited 250,000 Founder Shares on the expiration of the unexercised portion of the underwriters’ over-allotment option so that the Founder Shares would represent 20% of the total ordinary shares outstanding. Following the capitalization and forfeiture, our Sponsor held 11,090,000 Founder Shares and each of our four independent directors held 40,000 Founder Shares. The Founder Shares will be worthless if we do not complete a Business Combination. In addition, our Sponsor has purchased an aggregate of 22,000,000 Private Placement Warrants.

The Founder shares are identical to the ordinary shares included in the Units except that (i) holders of the Founder Shares have the right to vote on the election of directors prior to our Business Combination, (ii) the Founder Shares are subject to certain transfer restrictions, and (iii) our Initial Shareholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to their Founder Shares and any Public Shares owned in connection with the completion of our Business Combination and (B) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our Business Combination within 24 months after the Close Date, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our Business Combination within such time period and (iv) the Founder Shares are automatically convertible into Class A ordinary shares at the time of our Business Combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein.

The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business, completing a Business Combination and influencing the operation of the business following the Business Combination.

Since our Sponsor, executive officers and directors will not be eligible to be reimbursed for their out-of-pocket expenses if our business combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our Business Combination.

At the closing of our Business Combination, our Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. These financial interests of our Sponsor, executive officers and directors may influence their motivation in identifying and selecting a target business and completing a Business Combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to repay our debt obligations;
•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and earned interest, if any, if the debt security is payable on demand;
•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay dividends on our ordinary shares;
•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

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

We may only be able to complete one Business Combination with the proceeds of our Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We have, assuming no redemptions of Public Shares, funds available for a Business Combination of $434,250,000 after payment of $15,750,000 of deferred underwriting discounts at the date of a Business Combination.

We may effectuate our Business Combination with a single target business, or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Business Combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our Business Combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations, if there are multiple sellers, and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our Business Combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a Business Combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a Business Combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, such that we are not subject to the SEC’s “penny stock” rules, or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Business Combination. As a result, we may be able to complete our Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our Business Combination and do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

The exercise price for the Warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the Warrants are more likely to expire worthless.

The exercise price of the Warrants is higher than is typical with many similar blank check companies. Historically, with regard to units offered by blank check companies, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our Warrants is one third of $11.50 per one third share, or $11.50 per whole share, subject to adjustment as provided herein. As a result, the Warrants are less likely to ever be in the money and more likely to expire worthless.

In order to effectuate a Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our Business Combination that our shareholders may not support.

In order to effectuate a Business Combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in order to effectuate our Business Combination though amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least two thirds of our ordinary shares who attend and vote in a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of a business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Business Combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-Business Combination activity (including the requirement to deposit proceeds of our Public Offering and the sale of the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein), but excluding the provision of the articles relating to the appointment of directors, may be amended if approved by holders of at least two thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares. Our Initial Shareholders, who collectively beneficially own 20% of our ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

We may be unable to obtain additional financing to complete our Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

Although we believe that the net proceeds of our Public Offering and the sale of the Private Placement Warrants will be sufficient to allow us to complete our Business Combination, because we have not yet executed or consummated any definitive agreements with any identified target businesses, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our Public Offering and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with our Business Combination or the terms of negotiated transactions to purchase shares in connection with our Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our Business Combination. If we are unable to complete our Business Combination, our public shareholders may only receive approximately $10.00 per share on the liquidation of our Trust Account (or less than $10.00 per share in certain circumstances where a third party brings a claim against us that our Sponsor is unable to indemnify) and our Warrants will expire worthless.

Our Initial Shareholders will control the election of our board of directors until consummation of our Business Combination and hold a substantial interest in us. As a result, they will elect all of our directors and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our Initial Shareholders own 20% of our issued and outstanding ordinary shares. In addition, the Founder Shares, all of which are held by our Initial Shareholders, entitle the holders to elect all of our directors prior to our Business Combination. Holders of our Public Shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our issued and outstanding ordinary shares voting in a general meeting. As a result, holders of Public Shares will not have any influence over the election of directors prior to our Business Combination.

Neither our Initial Shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of their substantial ownership in our Company, our Initial Shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our Initial Shareholders purchase any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our Initial Shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our Business Combination.

We may amend the terms of the Warrants in a manner that may be adverse to holders of Warrants with the approval by the holders of at least 65% of the then outstanding Warrants.

Our Warrants were issued in registered form under a warrant agreement between our Trustee, as warrant agent, and us. The warrant agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding Warrants to make any change that adversely affects the interests of the registered holders of Warrants. Accordingly, we may amend the terms of the Warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding Warrants approve of such amendment. Although our ability to amend the terms of the Warrants with the consent of at least 65% of the then outstanding Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, shorten the exercise period or decrease the number of ordinary shares purchasable upon exercise of a Warrant.

We may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant, provided that the last reported sales price of our Class A ordinary shares equal or exceed $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the Warrant holders. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force you (i) to exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our Business Combination.

In connection with our Public Offering, we issued Warrants to purchase up to 15,000,000 of our Class A ordinary shares. One such Warrant was included with each Unit, and each is exercisable for one third of one Class A ordinary share at a price of one third of $11.50 per one third share, subject to adjustment as provided herein. Additionally, we sold 22,000,000 Private Placement Warrants, each exercisable for one third of one Class A ordinary share at a price of one third of $11.50 per one third share, subject to adjustment as provided herein. Three Warrants or Private Placement Warrants may be exercised for one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. To the extent we issue Class A ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the Warrants sold as part of the Units in our Public Offering except that, so long as they are held by our Sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A ordinary shares issuable upon their exercise ) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our Business Combination and (iii) they may be exercised by the holders on a cashless basis.

Because each Warrant is exercisable for only one third of one share of our Class A ordinary shares, the Units may be worth less than units of other blank check companies.

Each Warrant is exercisable for one third of one Class A ordinary share. Warrants may be exercised only for a whole number of Class A ordinary shares. No fractional shares will be issued upon exercise of the Warrants. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the Warrant holder. This is different from other offerings similar to ours whose units include one Class A ordinary share and one warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the Warrants upon completion of a Business Combination since the Warrants will be exercisable in the aggregate for one third of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our Units to be worth less than if each of them included a warrant to purchase one whole share.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our Business Combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2016. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for shareholders to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Law, as may be supplemented or amended from time to time, and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

After our Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore shareholders may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our Business Combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for shareholders in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

If we effect our Business Combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our Business Combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;
•	rules and regulations regarding currency redemption;
•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;
•	longer payment cycles;
•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
•	currency fluctuations and exchange controls;
•	rates of inflation;
•	challenges in collecting accounts receivable;
•	cultural and language differences;
•	employment regulations;
•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and
•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

If our management following our Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our Business Combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the Business Combination would remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue would be derived from our operations in such country. Accordingly, our results of operations and prospects would be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our Business Combination and if we effect our Business Combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our Business Combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our Business Combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our corporate offices at 301 Commerce St., Suite 3300 Fort Worth, Texas 76102. The cost for this space is included in the $10,000 per month fee that we pay an affiliate of our Sponsor for office space, administrative and support services. We believe, based on fees for similar services in the Fort Worth area, that the fee charged by our Sponsor is at least as favorable as we could have obtained from an unaffiliated party. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our Units began trading on the NASDAQ under the symbol “PACEU” on September 11, 2015. On October 27, 2015, we announced that holders of our Units could elect to separately trade the Class A ordinary shares and Warrants included in the Units. On October 28, 2015, our Class A ordinary shares and Warrants began trading on NASDAQ under the symbols “PACE” and “PACEW,” respectively. Each Warrant entitles the holder to purchase one third of one Class A ordinary share at a price of one third of $11.50 per one third share, subject to adjustment as described in our final prospectus dated September 10, 2015 which was filed with the SEC. Warrants may only be exercised for a whole number of Class A ordinary shares and will become exercisable on the later of 30 days after the completion of our Business Combination or 12 months after the Close Date. Our Warrants expire five years after the completion of our Business Combination or earlier upon redemption or liquidation as described in “Item 1. Business.”

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per Unit as reported on the NASDAQ for the period from September 11, 2015 (the first day on which our Units began trading) through December 31, 2015, and our Class A ordinary shares and Warrants for the period from October 28, 2015 (the first day on which our Class A ordinary shares and Warrants were traded separately) through December 31, 2015.

			Class A ordinary
	Units (PACEU)		shares (PACE)		Warrants (PACEW)
	High	Low	High	Low	High	Low
Year ended December 31, 2015:
Quarter ended September 30, 2015 (1)	$10.30	$10.03	N/A	N/A	N/A	N/A
Quarter ended December 31, 2015 (2)	$10.90	$9.90	$10.25	$9.60	$0.60	$0.45

(1)	Beginning on September 11, 2015 with respect to PACEU.
(2)	Beginning on October 28, 2015 with respect to PACE and PACEW.

(b) Holders

At January 20, 2016, there was one holder of record of our Units, one holder of record of our separately traded Class A ordinary shares, and one holder of record of our separately traded Warrants.

(c) Dividends

We have not paid any cash dividends on our Class A ordinary shares to date and do not intend to pay cash dividends prior to the completion of our Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Business Combination. The payment of any cash dividends subsequent to our Business Combination will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

e) Performance Graph

The graph below compares the cumulative total return for our Units from September 11, 2015 (the first day on which our Units began trading) through December 31, 2015 with the comparable cumulative return of three indices: the S&P 500 Index (“S&P 500”), the Dow Jones Industrial Average Index (“DJIA”) and NASDAQ. The graph assumes $100 invested on September 11, 2015 in each of our Units and the three indices presented.

f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On June 30, 2015, our Sponsor purchased 10,062,500 Class F ordinary shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. On September 4, 2015, our Sponsor transferred 35,000 Class F ordinary shares to each of our four independent directors at their original purchase price. Immediately prior to the pricing of the Public Offering, on September 10, 2015, our board of directors effected a capitalization of 1,437,500 Class F ordinary shares to the Initial Shareholders, resulting in an aggregate issuance of 11,500,000 Founder Shares of which 1,500,000 shares were subject to forfeiture by our Sponsor if the underwriters’ over-allotment option was not exercised in full by a specified date. On October 25, 2015, our Sponsor forfeited 250,000 Founder Shares on the expiration of the unexercised portion of the underwriters’ over-allotment option so that the Founder Shares would represent 20% of the total ordinary shares outstanding. Following the capitalization and forfeiture, our Sponsor held 11,090,000 Founder Shares and each of our four independent directors held 40,000 Founder Shares.

Prior to the Close Date, we completed the private sale of an aggregate of 22,000,000 Private Placement Warrants, each exercisable to purchase one third of one Class A ordinary share for one third of $11.50 per one third share, to our Sponsor, at a price of $0.50 per Private Placement Warrant, generating proceeds, before expenses, of $11,000,000. The Private Placement Warrants are substantially similar to the Warrants underlying the Units issued in the Public Offering, except that if held by our Sponsor or its permitted transferees, they (i) may be exercised for cash or on a cashless basis and (ii) are not subject to being called for redemption. If the Private Placement Warrants are held by holders other than our Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the Warrants.

The sales of the above securities by the Company were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

On September 10, 2015, our registration statement on Form S-1 (File No. 333-206343) was declared effective by the SEC for the Public Offering pursuant to which we sold an aggregate of 45,000,000 Units at an offering price to the public of $10.00 per Unit for an aggregate offering price of $450,000,000, with each Unit consisting of one Class A ordinary share and one Warrant. Each Warrant entitles the holder thereof to purchase one third of one Class A ordinary share at a price of one third of $11.50 per one third share. Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and I-Bankers Securities, Inc. acted as underwriters (the “Underwriters”). Our Public Offering did not terminate before all of the securities registered in our registration statement were sold. The Public Offering was consummated on September 16, 2015.

Net proceeds of $450,000,000 from the Public Offering and the sale of the Private Placement Warrants, including deferred underwriting discounts of $15,750,000, are held in the Trust Account at December 31, 2015. We paid $9,000,000 in underwriting discounts and incurred offering costs of $1,114,002 related to the Public Offering. In addition, the Underwriters agreed to defer $15,750,000 in underwriting discounts, which amount will be payable when and if a Business Combination is consummated. We also repaid $300,000 in non-interest bearing loans made to us by our Sponsor to cover expenses related to the Public Offering. No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus dated September 10, 2015 which was filed with the SEC.

Item 6. Selected Financial Data.

The following table summarizes selected historical financial data and should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Statement of Operations Data
For the Period
from June 3,
2015 (inception) to
December 31, 2015
Net loss attributable to ordinary shares	$(258,727)
Per share data:
Basic and diluted net loss per ordinary share	$0.04
Basic and diluted weighted average ordinary shares outstanding (excluding 42,990,227 shares subject to possible redemption)	6,228,213

Balance Sheet Data
December 31, 2015
Total assets	$451,270,085
Total liabilities	$16,367,814
Working capital	$434,902,271
Class A ordinary shares subject to possible redemption (42,990,227 shares at $10.00 per share)	$429,902,270
Shareholders' equity	$5,000,001

At December 31, 2015 total assets included $450,000,000 held in the Trust Account which is available to us for the purposes of consummating a Business Combination within the time period described in this Annual Report on Form 10-K, of which $15,750,000 is payable for deferred underwriting fees upon consummation of a Business Combination. If a Business Combination is not consummated within 24 months of the Close Date, we will be dissolved and the proceeds held in the Trust Account will be distributed solely to holders of our Public Shares.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on June 3, 2015 and formed for the purpose of effecting a Business Combination in the form of a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more target businesses. We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business. We intend to consummate a Business Combination using cash from the proceeds of our Public Offering and the sale of the Private Placement Warrants, and from additional issuances of, if any, our capital stock and debt, or a combination of cash, stock and debt.

At December 31, 2015, we held cash of $1,117,746, current liabilities of $617,814 and deferred underwriting compensation of $15,750,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

For the period from June 3, 2015 (“Inception”) to December 31, 2015, we incurred a net loss of $258,727. Our business activities from Inception through December 31, 2015 consisted solely of completing our Public Offering, and identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

On June 30, 2015, our Sponsor purchased 10,062,500 Class F ordinary shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. On September 4, 2015, our Sponsor transferred 35,000 Class F ordinary shares to each of our four independent directors at their original purchase price. Immediately prior to the pricing of the Public Offering, on September 10, 2015, our board of directors effected a capitalization of 1,437,500 Class F ordinary shares to the Initial Shareholders, resulting in an aggregate issuance of 11,500,000 Founder Shares of which 1,500,000 shares were subject to forfeiture by our Sponsor if the Underwriters’ over-allotment option was not exercised in full by a specified date. On October 25, 2015, our Sponsor forfeited 250,000 Founder Shares on the expiration of the unexercised portion of the Underwriters’ over-allotment option so that the Founder Shares would represent 20% of the total ordinary shares outstanding. Following the capitalization and forfeiture, our Sponsor held 11,090,000 Founder Shares and each of our four independent directors held 40,000 Founder Shares.

On September 16, 2015, we consummated the Public Offering of 45,000,000 Units (which included the purchase of 5,000,000 Units subject to the Underwriters’ 6,000,000 Unit over-allotment option) at a price of $10.00 per Unit generating gross proceeds of $450,000,000 before underwriting discounts and expenses. Prior to the Close Date, we completed the private sale of an aggregate of 22,000,000 Private Placement Warrants, each exercisable to purchase one third of one Class A ordinary share for one third of $11.50 per one third share, to our Sponsor, at a price of $0.50 per Private Placement Warrant.

We received gross proceeds from the Public Offering and the sale of the Private Placement Warrants of $450,000,000 and $11,000,000, respectively, for an aggregate of $461,000,000. $450,000,000 of the gross proceeds were deposited in the Trust Account. At the Close Date, the remaining $11,000,000 was held outside of the Trust Account, of which $9,000,000 was used to pay underwriting discounts and $300,000 was used to repay notes payable to our Sponsor, with the balance reserved to pay accrued offering and formation costs, business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In the future, a portion of interest income on the funds held in the Trust Account may be released to us to pay tax obligations.

At December 31, 2015, funds held in the Trust Account consisted solely of cash. On January 4, 2016 we invested the funds held in the Trust Account in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that we are subject to material interest rate risk.

At December 31, 2015, we had cash held outside of the Trust Account of $1,117,746, which is available to fund our working capital requirements.

At December 31, 2015, we had current liabilities of $617,814, largely due to amounts owed to professionals, consultants, advisors and others who performed services related to our Public Offering and the sale of the Private Placement Warrants or are working on identifying and evaluating a Business Combination. The identification and evaluation of a potential Business Combination is continuing after December 31, 2015 and additional expenses will be incurred. Such expenses may be significant, and we expect some portion of these expenses to be paid upon consummation of a Business Combination. We may request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans, but no proceeds from the Trust Account will be utilized for such repayment. Additional funds could also be raised through a private offering of debt or equity. Our Sponsor, affiliates of our Sponsor, executive officers and directors are not obligated to make loans to us, and we may not be able to raise additional funds from unaffiliated parties. If we are unable to fund future working capital needs, if any, prior to completion of a Business Combination, our ability to continue as a going concern may be impaired.

We have 24 months after the Close Date to complete a Business Combination. If we do not complete a Business Combination within this time period, we shall (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, net of tax (less up to $50,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the shareholder rights of owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an administrative agreement to pay monthly recurring expenses of $10,000 for office space, administrative and support services to an affiliate of our Sponsor. The agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

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

Redeemable Ordinary Shares

The 45,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature under which holders of the Class A ordinary shares may redeem all or a portion of their Public Shares upon completion of our Business Combination for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination (including interest, net of taxes payable). In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within an entity’s control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our amended and restated memorandum and articles of association provide that in no event will we redeem our Class A ordinary shares in an amount that would cause our net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at December 31, 2015, 42,990,227 of our 45,000,000 Class A ordinary shares were classified outside of permanent equity.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss attributable to ordinary shares by the weighted average number of ordinary shares outstanding during the period, plus to the extent dilutive the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method. At December 31, 2015, we had outstanding warrants for the purchase of up to 22,333,333 Class A ordinary shares. For the period presented, the weighted average of these shares was excluded from the calculation of diluted net loss per ordinary share because its inclusion would have been anti-dilutive. As a result, diluted net loss per ordinary share is equal to basic net loss per ordinary share.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification and evaluation of prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues. At December 31, 2015, the net proceeds from our Public Offering and the sale of the Private Placement Warrants held in the Trust Account were comprised entirely of cash. On January 4, 2016 we invested the funds held in the Trust Account in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

At December 31, 2015, $450,000,000 was held in the Trust Account for the purposes of consummating a Business Combination. If we complete a Business Combination within 24 months after the Close Date, funds in the Trust Account will be used to pay for the Business Combination, redemptions of Class A ordinary shares, if any, deferred underwriting compensation of $15,750,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

We have not engaged in any hedging activities since our Inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders Pace Holdings Corp.:

We have audited the accompanying balance sheet of Pace Holdings Corp. as of December 31, 2015, and the related statements of operations, shareholders’ equity, and cash flows for the period from June 3, 2015 (inception) to December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pace Holdings Corp. as of December 31, 2015, and the results of its operations and its cash flows for the period from June 3, 2015 (inception) to December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/KPMG LLP

Fort Worth, Texas
January 26, 2016

Pace Holdings Corp.

Balance Sheet

at December 31, 2015

December 31, 2015
Assets
Current assets:
Cash	$1,117,746
Prepaid expenses and other current assets	152,339
Total current assets	1,270,085
Cash held in Trust Account	450,000,000
Total assets	$451,270,085
Liabilities and Shareholders' Equity
Current liabilities:
Accrued offering costs	$565,804
Accrued formation costs and other expenses	52,010
Total current liabilities	617,814
Deferred underwriting compensation	15,750,000
Total liabilities	16,367,814
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 42,990,227 shares at a redemption value of $10.00 per share	429,902,270
Shareholders' equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized, 2,009,773 shares issued and outstanding (excluding 42,990,227 shares subject to possible redemption)	201
Class F ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 11,250,000 shares issued and outstanding	1,125
Additional paid-in capital	5,257,402
Accumulated deficit	(258,727)
Total shareholders' equity	5,000,001
Total liabilities and shareholders' equity	$451,270,085

The accompanying notes are an integral part of these financial statements.

Pace Holdings Corp.

Statement of Operations

for the Period from June 3, 2015 (inception) to December 31, 2015

For the Period
from June 3,
2015 (inception) to
December 31, 2015
Revenue	$—
Professional fees and other expenses	192,622
Organizational costs	66,105
Net loss attributable to ordinary shares	$(258,727)
Net loss per ordinary share:
Basic and diluted	$(0.04)
Weighted average ordinary shares outstanding (excluding 42,990,227 shares subject to possible redemption):
Basic and diluted	6,228,213

The accompanying notes are an integral part of these financial statements.

Pace Holdings Corp.

Statement of Shareholders’ Equity

for the Period from June 3, 2015 (inception) to December 31, 2015

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Sale of Class F ordinary shares on June 30, 2015 to Sponsor at $0.002 per share	—	$—	—	$—	10,062,500	$1,006	$23,994	$—	$25,000
Capitalization of Class F ordinary shares on September 10, 2015	—	—	—	—	1,437,500	144	(144)	—	—
Proceeds from initial public offering of Units on September 16, 2015 at $10.00 per Unit	—	—	45,000,000	4,500	—	—	449,995,500	—	450,000,000
Sale of 22,000,000 Private Placement Warrants to Sponsor on September 16, 2105 at $0.50 per Private Placement Warrant	—	—	—	—	—	—	11,000,000	—	11,000,000
Underwriters discounts	—	—	—	—	—	—	(9,000,000)	—	(9,000,000)
Offering costs charged to additional paid-in capital	—	—	—	—	—	—	(1,114,002)	—	(1,114,002)
Deferred underwriting compensation	—	—	—	—	—	—	(15,750,000)	—	(15,750,000)
Class F ordinary shares forfeited by Sponsor on October 25, 2015	—	—	—	—	(250,000)	(25)	25	—	—
Class A ordinary shares subject to possible redemption; 42,990,227 shares at a redemption value of $10.00 per share	—	—	(42,990,227)	(4,299)	—	—	(429,897,971)	—	(429,902,270)
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	(258,727)	(258,727)
Balance at December 31, 2015	—	$—	2,009,773	$201	11,250,000	$1,125	$5,257,402	$(258,727)	$5,000,001

The accompanying notes are an integral part of these financial statements.

Pace Holdings Corp.

Statement of Cash Flows

for the Period from June 3, 2015 (inception) to December 31, 2015

For the Period
from June 3,
2015 (inception) to
December 31, 2015
Cash flows from operating activities:
Net loss attributable to ordinary shares	$(258,727)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(152,339)
Accrued formation costs and other expenses	52,010
Net cash used by operating activities	(359,056)
Cash flows from investing activities:
Proceeds deposited into Trust Account	(450,000,000)
Net cash used by investing activities	(450,000,000)
Cash flows from financing activities:
Proceeds from sale of Class F ordinary shares to Sponsor	25,000
Proceeds from sale of Units in initial public offering	450,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	11,000,000
Proceeds of notes payable from Sponsor	300,000
Payment of underwriters discounts	(9,000,000)
Payment of accrued offering costs	(548,198)
Repayment of notes payable from Sponsor	(300,000)
Net cash provided by financing activities	451,476,802
Net increase in cash	1,117,746
Cash at beginning of period	—
Cash at end of period	$1,117,746
Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$15,750,000
Accrued offering costs	$565,804

The accompanying notes are an integral part of these financial statements.

Pace Holdings Corp.

Notes to Financial Statements

1. Organization and Business Operations

Organization and General

Pace Holdings Corp. (the “Company”) was incorporated on June 3, 2015 as a Cayman Islands exempted company under the name Paceline Holdings Corp. The Company changed its name to Pace Holdings Corp. on August 7, 2015. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”) as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company’s sponsor is TPACE Sponsor Corp., a Cayman Islands exempted company (the “Sponsor”).

All activity for the period from June 3, 2015 (“Inception”) through December 31, 2015 relates to the Company’s formation and initial public offering of units consisting of the Company’s Class A ordinary shares and warrants to purchase Class A ordinary shares (the “Public Offering”). The Company will not generate any operating revenues until after completion of a Business Combination at the earliest. Company has selected December 31st as its fiscal year end.

Financing

The registration statement for the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on September 10, 2015. The Public Offering closed on September 16, 2015 (the “Close Date”). The Company’s Sponsor purchased $11,000,000 of warrants in a private placement at the Close Date.

The Company intends to finance a Business Combination with proceeds from its $450,000,000 Public Offering and $11,000,000 private placement (see Note 3). At the Close Date, $450,000,000 of the proceeds from the Public Offering and private placement were deposited in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”). At December 31, 2015, all Trust Account funds were held in cash.

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

The Trust Account

Prior to January 2016, funds held in the Trust Account were not invested and were held in a non-interest bearing account. On January 4, 2016, funds held in the Trust Account were invested in money market funds meeting certain conditions under Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest solely in U.S. Treasuries.

Trust Account funds will not be removed except for the withdrawal of a portion of interest income to be utilized to pay taxes, if any, until the earliest of (i) the completion of a Business Combination, (ii) the redemption of any Class A ordinary shares issued as part of the units in the Public Offering (the “Public Shares”) properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association to modify the substance and timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within 24 months after the Close Date, or (iii) the redemption of all of the Company’s Public Shares if it is unable to complete a Business Combination within 24 months after the Close Date, subject to applicable law.

Business Combination

The Company has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination with, or acquisition of, one or more target businesses that together have a fair market equal to at least 80% of the balance of the Trust Account, net of any deferred underwriting discounts and taxes payable on earned interest, at the date a definitive agreement to proceed with a Business Combination is signed. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek shareholder approval of the Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable, or (ii) provide shareholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to consummation of the Business Combination, including interest but less taxes payable. The decision as to whether the Company will seek shareholder approval of a Business Combination or will allow shareholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by NASDAQ rules or otherwise required by law. If the Company seeks shareholder approval, it will complete a Business Combination only if a majority of the outstanding ordinary shares voted are voted in favor of the Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets, or total shareholder’s equity, to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and related Business Combination, and would resume its search for an alternate target business with which to undertake a Business Combination.

If the Company holds a shareholder vote or there is a tender offer for shares in connection with a Business Combination, a public shareholder will have the opportunity to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable. As a result, such ordinary shares are recorded at their redemption amount and classified as temporary equity in accordance with Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

The Company has 24 months after the Close Date to complete a Business Combination. If the Company does not complete a Business Combination within this time period, it shall (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, net of tax (less up to $50,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the shareholder rights of owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s independent directors (collectively, the “Initial Shareholders”) have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within 24 months after the Close Date. However, if the Initial Shareholders acquire Public Shares after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the Business Combination within 24 months after the Close Date.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at December 31, 2015 and the results of operations and cash flows for the period presented.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair values of the Company’s assets and liabilities which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented on the balance sheet.

Redeemable Ordinary Shares

All 45,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature as discussed in Note 1. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Class A ordinary shares in an amount that would cause its net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at December 31, 2015, 42,990,227 of the Company’s 45,000,000 Class A ordinary shares were classified outside of permanent equity.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss attributable to ordinary shares by the weighted average number of ordinary shares outstanding during the period, plus, to the extent dilutive, the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method. At December 31, 2015, the Company had outstanding warrants for the purchase of up to 22,333,333 Class A ordinary shares. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted net loss per ordinary share because its inclusion would have been anti-dilutive. As a result, diluted net loss per ordinary share is equal to basic net loss per ordinary share.

Use of Estimates

The preparation of the Company’s balance sheet in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

3. Public Offering

In its Public Offering, the Company sold 45,000,000 units at a price of $10.00 per unit (the “Units”). Each Unit consists of one of the Company’s Class A ordinary shares, $0.0001 par value, and one redeemable Class A ordinary share purchase warrant (“Warrant”). The Company has agreed to use its best efforts to file a registration statement, and cause such registration statement to become effective under the Securities Act, covering the Class A ordinary shares underlying the Warrants following the completion of a Business Combination. Each Warrant entitles the holder to purchase one third of one Class A ordinary share for one third of $11.50 per one third share. Warrants may be exercised only for a whole number of ordinary shares; no fractional shares will be issued upon exercise of the Warrants. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number the number of Class A ordinary shares to be issued to the Warrant holder. Each Warrant will become exercisable on the later of 30 days after the completion of a Business Combination or 12 months after the Close Date, and will expire after the earlier of five years after the completion of a Business Combination, or upon redemption or liquidation. Alternatively, if the Company does not complete a Business Combination within 24 months after the Close Date, the Warrants will expire at the end of such period. If the Company is unable to deliver registered Class A ordinary shares to a holder upon exercise of Warrants issued in connection with the 45,000,000 Units during the exercise period, the Warrants will expire worthless, except to the extent that they may be exercised on a cashless basis in the circumstances described in the Warrant agreement. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole, but not in part, at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, and only in the event that the last sale price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Warrant holders.

The Company paid an underwriting discount of 2.00% of the gross proceeds of the Public Offering, or $9,000,000, to the underwriters at the Close Date, with an additional fee (the “Deferred Discount”) of 3.50% of the gross proceeds of the Public Offering, or $15,750,000, payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount. The Deferred Discount is recorded as deferred underwriter compensation at the Company’s balance sheet.

4. Related Party Transactions

Founder Shares

On June 30, 2015, the Sponsor purchased 10,062,500 Class F ordinary shares for $25,000, or approximately $0.002 per share.  On September 4, 2015, the Sponsor transferred 35,000 Class F ordinary shares to each of the Company’s four independent directors at their original purchase price. Immediately prior to the pricing of the Public Offering, on September 10, 2015, the Company’s board of directors effected a capitalization of 1,437,500 Class F ordinary shares to the Initial Shareholders, resulting in an aggregate issuance of 11,500,000 Class F ordinary shares (the “Founder Shares”) of which 1,500,000 shares were subject to forfeiture by the Sponsor if the underwriters’ over-allotment option was not exercised in full by a specified date. On October 25, 2015, our Sponsor forfeited 250,000 Founder Shares on the expiration of the unexercised portion of the underwriters’ over-allotment option. Following the capitalization and forfeiture, the Sponsor held 11,090,000 Founder Shares and each of our four independent directors held 40,000 Founder Shares.

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

Private Placement Warrants

Prior to the Close Date, the Sponsor purchased 22,000,000 warrants at a price of $0.50 per warrant, or $11,000,000, in a private placement (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one third of one Class A ordinary share for one third of $11.50 per one third share.  Private Placement Warrants may not be redeemed by the Company so long as they are held by the Sponsor or its permitted transferees. If any Private Placement Warrants are transferred to holders other than the Sponsor or its permitted transferees, such Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Warrants included in the Units sold in the Public Offering. The Sponsor or its permitted transferees have the option to exercise the Private Placement Warrants on a cashless basis.

If the Company does not complete a Business Combination within 24 months after the Close Date, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Company’s Class A ordinary shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

Registration Rights

Holders of the Founder Shares and Private Placement Warrants hold registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands that the Company register the Private Placement Warrants and the Class A ordinary shares underlying the Private Placement Warrants and the Class F ordinary shares. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed by the Company subsequent to its completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that that Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock Up Period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Notes

Between Inception and the Close Date, the Sponsor loaned the Company $300,000 in unsecured promissory notes. The funds were used to pay up front expenses associated with the Public Offering. These notes were non-interest bearing and were repaid in full to the Sponsor at the Close Date.

Administrative Services Agreement

On September 10, 2015, the Company entered into an agreement to pay monthly recurring expenses of $10,000 for office space, administrative and support services to an affiliate of the Sponsor effective at the Close Date. The agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company. For the period from Inception to December 31, 2015, the Company incurred expenses of $35,000 under this agreement.

5. Cash Held in Trust Account

Gross proceeds of $450,000,000 and $11,000,000 from the Public Offering and the sale of the Private Placement Warrants, respectively, less underwriting discounts of $9,000,000; and funds of $2,000,000 designated to pay the Company’s accrued formation and offering costs, ongoing administrative and acquisition search costs, plus repay notes payable of $300,000 to the Sponsor at the Close Date were placed in the Trust Account at the Close Date. At December 31, 2015, funds in the Trust Account totaled $450,000,000 and were held in cash. On January 4, 2016 the Company invested the funds held in the Trust Account in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, which invest solely in United States Treasuries.

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

7. Shareholders’ Equity

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each share with the exception that prior to the completion of a Business Combination only holders of Class F ordinary shares have the right to vote on the election of directors. At December 31, 2015, there were 45,000,000 Class A ordinary shares issued and outstanding, of which 42,990,227 shares were subject to possible redemption.

Class F Ordinary Shares

The Company is authorized to issue 20,000,000 Class F ordinary shares. Holders of the Company’s Class F ordinary shares are entitled to one vote for each ordinary share, plus prior to the completion of a Business Combination only holders of Class F ordinary shares have the right to vote on the election of directors. Class F ordinary shares are automatically converted to Class A ordinary shares on a one-for-one basis, subject to adjustment, at the time of a Business Combination. The Initial Shareholders, the sole holders of Class F ordinary shares, have agreed not to transfer, assign or sell any Class F ordinary shares during the Lock Up Period. On October 25, 2015, the Sponsor forfeited 250,000 Class F ordinary shares on the expiration of the remaining portion of the underwriters’ over-allotment option so that the Founder Shares would represent 20% of the total ordinary shares outstanding. At December 31, 2015, there were 11,250,000 Class F ordinary shares issued and outstanding.

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares. The Company’s board of directors has the authority to determine the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the preferred shares of each series. The board of directors may, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of Class A ordinary shares, and which could have anti-takeover effects. At December 31, 2015, there were no shares of preferred stock issued or outstanding.

8. Quarterly Financial Information (Unaudited)

Following are the Company’s unaudited quarterly statements of operations for the period from Inception  to June 30, 2015 and the quarters ended September 30, 2015 and December 31, 2015. The Company has prepared the quarterly data on a consistent basis with the audited financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. This information should be read in conjunction with the audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of the Company’s operating results for any future period.

	For the Period	For the	For the
	from June 3,	Three Months	Three Months
	2015 (inception) to	Ended	Ended
	June 30, 2015	September 30, 2015	December 31, 2015
Operating expenses:
Professional fees and other expenses	28,500	52,841	111,281
Organizational costs	26,000	33,789	6,316
Net loss attributable to ordinary shares	$(54,500)	$(86,630)	$(117,597)
Net loss per ordinary share:
Basic and diluted	$(0.15)	$(0.01)	$(0.01)
Weighted average ordinary shares outstanding:
Basic and diluted	359,375	10,679,046	13,327,708

9. Subsequent Events

On January 4, 2016, the Company invested the funds held in the Trust Account in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries.

Other than the foregoing, management has performed an evaluation of subsequent events through January 26, 2016, the date the financial statements were issued, noting no items which require adjustment or disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
David Bonderman	73	Chairman
James Coulter	56	Director
Chad Leat	59	Director
Robert Suss	45	Director
Paul Walsh	60	Director
Kneeland Youngblood	60	Director
Karl Peterson	45	President, Chief Executive Officer and Director
Dirk Eller	43	Chief Financial Officer
Clive Bode	72	General Counsel and Secretary

David Bonderman has served as Chairman of our board of directors since September 11, 2015. Mr. Bonderman is a founding partner of TPG. In 1993, Mr. Bonderman served as the chairman of Continental Airlines, Inc. in order to lead its emergence from bankruptcy. In addition, he has played a leading role in many of TPG’s turnaround investments including its investments in Ducati Motor Holdings, S.p.A., Armstrong World Industries, Inc., Burger King Holdings, Inc. and Seagate Technology plc, among others. In 2009, the United States Treasury Department appointed him to serve as a director of General Motors Company. He also has a track record of working with and investing in growth companies. Since 1996, Mr. Bonderman has served as Chairman of Ryanair Holdings, plc, one of the largest airlines in Europe. In addition, he was a co-founder of both Hotwire.com and CoStar Group, Inc., a leading data company for commercial real estate. He is currently active in working with high-growth companies through his service on the boards of directors of Kite Pharma, Inc. and Uber Technologies, Inc.

Prior to forming TPG in 1992, Mr. Bonderman was Chief Operating Officer of the Robert M. Bass Group, Inc. (“RMBG”), now doing business as Keystone Group, L.P., in Fort Worth, Texas. Prior to joining RMBG in 1983, Mr. Bonderman was a partner in the law firm of Arnold & Porter in Washington, D.C. where he specialized in corporate, securities, bankruptcy and antitrust litigation. From 1969 to 1970, Mr. Bonderman was a Fellow in Foreign and Comparative Law in conjunction with Harvard University and from 1968 to 1969 he was Special Assistant to the U.S. Attorney General in the Civil Rights Division. From 1967 to 1968, Mr. Bonderman was Assistant Professor at Tulane University School of Law in New Orleans, Louisiana. Mr. Bonderman graduated Magna Cum Laude from Harvard Law School where he was a member of the Harvard Law Review and a Sheldon Fellow. He is a graduate of the University of Washington in Seattle, Washington.

Mr. Bonderman also serves or has served as a member of numerous boards including: Caesars Entertainment Corporation; Boston Championship Basketball, LLC; China International Capital Corporation Limited; XOJET, Inc.; The Wilderness Society; the Grand Canyon Trust; the American Himalayan Foundation; and the Harvard Dean’s Advisory Board. Historical boards include Armstrong World Industries, Inc.; Beringer Wine Estates; Burger King Holdings, Inc.; Continental Airlines Inc.; Co-Star Group, Inc.; Ducati Motor Holding, S.p.A; General Motors Corporation; Hotwire.com; and Univision Communications Inc. Mr. Bonderman is well-qualified to serve as a director because of his significant directorship experience and his broad experience in the technology, media and business services sectors.

James Coulter has served as a director since September 11, 2015. Mr. Coulter is a founding partner of TPG, one of the world’s largest private equity firms which was founded in 1992 and has overseen its expansion from a single fund to a diversified investment firm with an aggregate of $75 billion in assets under management as of December 31, 2015 with numerous funds across the private equity spectrum. Mr. Coulter began his career at Lehman Brothers, Kuhn, Loeb Inc. in 1982. In 1986, he joined Keystone Inc., a private equity firm formerly known as the Robert M. Bass Group. Mr. Coulter is a 1982 Phi Beta Kappa, summa cum laude graduate of Dartmouth College. He went on to receive his MBA from the Stanford Graduate School of Business where he was named an Arjay Miller Scholar. He serves on the Board of Trustees for both Dartmouth College and Stanford University. In addition, Mr. Coulter is a Co-Chair of the Leading Education by Advancing Digital (“LEAD”) Commission. The LEAD Commission is answering a challenge from the Federal Communications Commission and the U.S. Department of Education to develop a blueprint detailing the opportunity for using technology as a catalyst to transform and improve American education.

Mr. Coulter serves as a member on numerous corporate and charitable boards; including J. Crew Group, Inc., Creative Artists Agency, LLC, Chobani, LLC, Cirque du Soleil Inc., Evolution Media Growth Partners and Common Sense Media, Inc. Historical boards include America West Holdings Corporation, Northwest Airlines, Inc., Lenovo Group Ltd., Oxford Health Plans Inc., Alltel Corporation, The Neiman Marcus Group, Inc., IMS Health Inc, Genesis Health Ventures, Inc., GlobespanVirata Inc., the Vincraft Group, the San Francisco Zoological Society, the Bay Area Discovery Museum, San Francisco Day School, and the San Francisco University High School. Mr. Coulter is well-qualified to serve as a director because of his significant directorship experience and his broad experience in the retail, media and technology sectors.

Chad Leat has served as a director since September 11, 2015. Mr. Leat is a retired Vice Chairman of Global Banking at Citigroup Inc., and has nearly thirty years of markets and banking experience on Wall Street. He is a leader and innovator in corporate credit and M&A finance. Mr. Leat joined Salomon Brothers in 1997 as a partner in High Yield Capital Markets and then joined Citigroup in 1998 from where he retired in 2013 as Vice Chairman of Global Investment Banking. Over the years he served on the firm’s Investment Banking Management Committee, the Fixed Income Management Committee and the Capital Markets Origination Committee. From 1998 until 2005 he served as the Global Head of Loans and Leveraged Finance. He grew this business from a small second-tier position to one of the largest loan and high-yield businesses on Wall Street. During the financial crisis, Mr. Leat helped Citigroup work through many challenging risk, regulatory and client issues.

Mr. Leat began his career on Wall Street at The Chase Manhattan Corporation in their Capital Markets Group in 1985 where he ultimately became the head of their highly successful Syndications, Structured Sales and Loan Trading businesses. This group was on the cutting edge of the fast-developing loan market and Mr. Leat was one of a handful of market professionals associated with the development and creation of this now vibrant capital market.

Mr. Leat serves on the Supervisory Board of Directors of BAWAG P.S.K. and is the Chairman of the Audit Committee. He is Chairman of the Board of MidCap Financial, PLC, a middle-market direct commercial lending business. He is Chairman of the Board of HealthEngine LLC, a healthcare technology company that provides platforms for consumers to better understand and directly control their healthcare spending. Previously, Mr. Leat served on the Board of Directors of Global Indemnity, PLC, a Dublin-based provider of property and casualty insurance from 2009 to 2015.

Mr. Leat is dedicated to many civic and philanthropic organizations. He is a member of the Economic Club of New York and has served on the boards of several charitable organizations. Currently, he is a member of the Board of Directors of The Hampton Classic Horse Show and is a Trustee of the Parrish Museum of Art. Mr. Leat is a graduate of the University of Kansas, where he received his Bachelors of Science degree. Mr. Leat is well-qualified to serve as a director because of his significant directorship experience and his broad experience in the finance sector.

Robert Suss has served as a director since September 11, 2015. Mr. Suss recently retired from his position as a Managing Director of Goldman Sachs & Co. where he spent the last 18 years building and turning around a number of businesses in their Investment Management Division. His last role was as Head of Private Wealth Management in London from 2012 to 2015 where his responsibilities included managing UK, Ireland, Belgium, the Netherlands, Luxembourg, Scandinavia, South Africa, Turkey, Israel, NRI and their Charities’ business and developing growth strategies. Prior to this, Mr. Suss was the Head of UK and Ireland Private Wealth Management from 2008 to 2012 when his unit received the prestigious Euromoney peer voted award for Ultra High Net Worth Services for three consecutive years from 2009 to 2011. From 2006 to 2008, Mr. Suss served as the Head of Wealth Management Solutions.

Mr. Suss is deeply involved with the Royal Academy of the Arts, serving as a trustee of the institution, and as chair of both its patron committee and its schools’ annual auction and dinner. Mr. Suss also sits on the advisory board of Global Angels and is a trustee of J.K. Rowling’s endeavor Lumos - both charity organizations work to aid and empower disadvantaged children. Mr. Suss received the accolade of being one of GQ’s best Connected People in the UK in 2014. Mr. Suss graduated from the University of Leeds with a Joint Honours in Economics and Management. Mr. Suss is well-qualified to serve as a director because of his significant directorship experience and his broad experience in the finance sector.

Paul Walsh has served as a director since September 11, 2015. Mr. Walsh is Chairman of Compass Group PLC, having been appointed to the role in 2014, and he recently served as Chairman of Ontex Group NV where he helped prepare the company for its initial public offering in 2014. Mr. Walsh also serves as an advisor for LEK Consultants and TPG Capital LLP, positions he has held since 2014.

Previously, Mr. Walsh had a long career with Diageo plc where he served as an advisor from 2013 through 2014 and as Chief Executive Officer from 2000 to 2013. Before Diageo plc was formed by the merger of Guinness PLC and Grand Metropolitan plc. Mr. Walsh joined Grand Metropolitan plc’s brewing division in 1982 and became its Finance Director in 1986. Mr. Walsh has also held financial and commercial positions with InterContinental Hotels Group and in Grand Metropolitan’s food business, becoming CEO of the Pillsbury Company, LLC in 1992. He was appointed to the Grand Metropolitan’s Board in 1995 and to the Diageo Board in 1997.

Mr. Walsh is Chairman of Avanti Communications Group PLC and a non-executive director of FedEx Corporation, Rm2 International Sa and Simpsons Malt Limited. Mr. Walsh previously served as a non-executive director of Unilever PLC and United Spirits Limited. Mr. Walsh is a member of the Prime Minister’s Business Advisory Group and also a UK Business Ambassador. Mr. Walsh is well-qualified to serve as a director because of his significant directorship experience and his broad experience in the retail and services sectors.

Kneeland Youngblood has served as a director since September 11, 2015. Mr. Youngblood has served as a founding partner of Pharos Capital Group, LLC since 1998, a private equity firm that invests in the healthcare service sector, business service sector and selective opportunistic investments.

Previously, Mr. Youngblood served for six years on the board of trustees of the Teacher Retirement System of Texas, the pension fund to which he was appointed by Governor Ann Richards and confirmed by Governor George W. Bush, from 1993 to 1999. In his capacity as a trustee, he was actively involved in hiring investment advisors, determining asset allocations and formulating investment/benefit policies. He served as chairman of the fund’s Real Estate Committee, where he directed a major restructuring of the portfolio. He also served on the board of directors of the Texas Growth Fund, a private equity fund focused on Texas-based companies. Mr. Youngblood was Chairman of the American Beacon Funds, a mutual fund company that is managed by American Beacon Advisors, an investment affiliate of American Airlines. He was a director of Starwood Hotels and Lodging, one of the largest hotel companies in the world. He has also served on the boards of directors of Gap Inc., Burger King Worldwide Inc. and the Dallas Employee Retirement System. He is a former director of the U.S. Enrichment Corporation, a global energy services company taken public in 1998 in a government privatization. He served as a Presidential appointee with Senate confirmation in his role on the Board. He currently serves on the boards of Energy Future Holdings Corporation and Mallinckrodt Pharmaceuticals, a UK based company, which is listed on the New York Stock Exchange.

Mr. Youngblood is a member of the Council on Foreign Relations and graduated from Princeton University in 1978 with an A.B in Politics/Science in Human Affairs and earned an M.D. degree from the University of Texas, Southwestern Medical School in 1982. Mr. Youngblood is well-qualified to serve as a director because of his significant directorship experience and his broad experience in the real estate, retail and energy sectors.

Karl Peterson has been a director and our Chief Executive Officer since our Inception, and additionally became our President on September 16, 2015. Mr. Peterson is a Senior Partner of TPG Capital and Managing Partner of TPG’s European operations, and he sits on the Executive Committee of TPG. Since joining TPG in 2004, Mr. Peterson has led investments for TPG in technology, media, financial services and travel sectors. Prior to 2004, he was a co-founder and the president and chief executive officer of Hotwire.com, a disruptive travel distribution company. He led the business from its launch through its sale to IAC/InterActiveCorp for $685 million in 2003. Before founding Hotwire, Mr. Peterson was a principal at TPG in San Francisco, and from 1992 to 1995 he was a financial analyst at Goldman, Sachs & Co. Mr. Peterson is a graduate of the University of Notre Dame, where he earned a Bachelor’s of Business Administration Degree with High Honors.

Mr. Peterson is an experienced director of private and public companies and has significant experience as a member of executive, nominating and corporate governance, audit and independent committees. He currently serves on the boards of directors of the following public companies: Sabre Corporation (NASDAQ: SABR), Norwegian Cruise Line Holdings Ltd. (“NCL”) (NASDAQ: NCLH), and Caesars Acquisition Company (NASDAQ: CACQ). He serves on the executive committee of the board at both Sabre Corporation and Caesars Acquisition Company. In addition, Mr. Peterson serves, or has served, on the following private company boards: TES Global Investments S.a.r.l, Saxo Bank A/S, Victoria Plum, Ltd, Univision Communications Inc., Hotwire Inc., Caesars Entertainment Corporation, Impetus-PEF (a charitable organization) and Multicare.

Mr. Peterson has been recognized for his accomplishments, including being cited on the “top 40-under-40” and “8 buyout pros under 40 to watch” lists. In addition, he has been recognized by TPG, having received the firm’s Diamond Award for Outstanding Business Transformation (as Chief Executive Officer of Hotwire in 2003) and the firm’s Leadership Award in 2005. Mr. Peterson is well-qualified to serve as a director because of his significant directorship experience and his broad experience in the technology, media, financial services and travel sectors.

Dirk Eller has been our Chief Financial Officer since our Inception. Mr. Eller is a Partner in the Operations Group of TPG Capital, based in London. In this role, he partners with management of existing portfolio companies to identify and drive key revenue, cost and capital initiatives designed to deliver top and bottom line improvements. He is presently active in driving operational efficiencies across two of TPG’s current portfolio companies while also serving on their boards: Prezzo Holdings Limited, one of the leading casual dining operators in the UK, and Media Broadcast GmbH, a leading media broadcast infrastructure company in Germany. In addition, Mr. Eller also focuses on identifying and underwriting new potential investment opportunities across various sectors, including media, technology and business services.

Prior to joining TPG in 2015, Mr. Eller served as Chief Financial Officer and Group Finance Director of Clear Channel Outdoor, a leading global outdoor advertiser with operations in the United States, Europe, Asia and Latin America, from 2012 to 2014 and as Chief Financial Officer of Clear Channel International from 2010 to 2012. In these roles he directed worldwide finance, procurement and information technology, and also was instrumental in driving the company’s global change management program targeting revenue outperformance, transformational cost reduction, and stringent capital allocation across a number of developed and emerging market countries.

Mr. Eller also served as Senior Vice President, Corporate Development and Strategic Planning of Clear Channel Communications, Inc., now iHeartCommunications, Inc., from 2005 to 2010, where he directed global acquisition, divestiture, capital investment, and strategic planning for the company’s radio broadcasting, outdoor advertising, live entertainment, and television business.

Prior to joining Clear Channel Communications, Inc. in 2005, Mr. Eller worked with Private Equity Partners in Fort Worth, Texas and Bowles Hollowell Conner, a mergers and acquisition firm based in Charlotte, North Carolina. He received a Bachelor of Business Administration, magna cum laude, from Texas A&M University and a Masters of Business Administration from Harvard Business School.

Clive Bode has been our General Counsel and Secretary since our Inception. Mr. Bode is a Partner of TPG. Previously, Mr. Bode was General Counsel of TPG and is currently serving as the interim General Counsel. Prior to joining TPG in 2006, Mr. Bode was a Senior Advisor to certain members of the Bass family of Fort Worth, Texas and prior to that he was a partner with Vinson & Elkins, LLP, a law firm headquartered in Houston, Texas. Mr. Bode earned his JD, cum laude, from the University of Michigan Law School, and graduated summa cum laude from Oakland University. Mr. Bode currently serves as a director of FESCO and has previously served as a director of Petro Harvester Oil & Gas, LLC.

Number and Terms of Office of Officers and Directors

Our board of directors consists of seven members. Holders of our Founder Shares have the right to elect all of our directors prior to the consummation of our Business Combination and holders of our Public Shares will not have the right to vote on the election of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares voting in a general meeting. Each of our directors holds office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our Founder Shares.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Both our audit committee and our compensation committee are composed solely of independent directors.

Audit Committee

Our board has established an audit committee of the board of directors. Audit committee members include Messrs. Leat, Suss and Youngblood. Mr. Leat serves as chairman of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Leat qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
•

pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
•	setting clear hiring policies for employees or former employees of the independent auditors;
•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
•

obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
•

reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Our board has established a compensation committee of the board of directors. Compensation committee members include Messrs. Walsh and Youngblood. Mr. Walsh serves as chairman of the compensation committee.

We have adopted a compensation committee charter which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration, if any, of our Chief Executive Officer’s based on such evaluation;

•	reviewing and approving the compensation of all of our other executive officers;
•	reviewing our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
•	producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Director nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605(e)(2) of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. In accordance with Rule 5605(e)(1)(A) of the NASDAQ rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Prior to our Business Combination, the board of directors will also consider director candidates recommended for nomination by holders of our Founder Shares during such times as they are seeking proposed nominees to stand for election at an annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Prior to our Business Combination, holders of our Public Shares will not have the right to recommend director candidates for nomination to our board.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation committee interlocks and insider participation

None of our executive officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2015 there were no delinquent filers.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, executive officers and employees that complies with the rules and regulations of the NASDAQ. The Code of Ethics codifies the business and ethical principles that govern all aspects of our business. We have previously filed copies of our form of Code of Ethics, our form of Audit Committee Charter and our form of Compensation Committee Charter as exhibits to our registration statement in connection with our Public Offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request to us in writing at 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102 or by telephone at (512) 533-6642.

Conflicts of interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be the best interests of the company as a whole;
•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
•	directors should not improperly fetter the exercise of future discretion;
•	duty to exercise powers fairly as between different sections of shareholders;
•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
•	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers and directors will materially affect our ability to complete our Business Combination.

Our Sponsor, executive officers and directors may become involved with subsequent blank check companies similar to our Company, although they have agreed not to participate in the formation of, or become an officer or director of, any blank check company until we have entered into a definitive agreement regarding our Business Combination or we have failed to complete our Business Combination within 24 months after the Close Date. Potential investors should also be aware of the following other potential conflicts of interest:

•

None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•

Our Initial Shareholders, officers and directors have agreed to waive their redemption rights with respect to our Founder Shares and any Public Shares held in connection with the consummation of our Business Combination. Additionally, our Initial Shareholders, officers and directors have agreed to waive their redemption rights with respect to their Founder Shares if we fail to consummate our Business Combination within 24 months after the Close Date. If we do not complete our Business Combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of our Public Shares, and the Private Placement Warrants will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our Sponsor until the earlier of (1) one year after the completion of our Business Combination and (2) the date on which we consummate a liquidation, merger, share exchange, reorganization, or other similar transaction after our Business Combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our ordinary shares equal or exceed $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Business Combination, the Founder Shares will be released from the lock-up. With certain limited exceptions, the Private Placement Warrants and the underlying ordinary shares, will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our Business Combination. Since our Sponsor and officers and directors directly or indirectly own 20% of our ordinary shares and all of the Private Placement Warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Business Combination.

•

Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Business Combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
David Bonderman	TPG Global, LLC and certain affiliates	Alternative Investment Manager	Officer and/or Director
	Caesars Entertainment Corporation	Entertainment	Director
	Energy Future Holdings Corp.	Energy	Director
	Ryanair Holdings, plc	Airline	Chairman
	Kite Pharma, Inc.	Pharmaceutical	Director
	China International Capital Corporation	Financial	Director
	Evolution Media Growth Partners	Media	Director
	STX Filmworks, LLC	Media	Director
	Uber Technologies, Inc.	Software	Director
	XOJET, Inc.	Aviation	Director

James Coulter	TPG Global, LLC and certain affiliates	Alternative Investment Manager	Officer and/or Director
	Creative Artists Agency, LLC	Entertainment	Director
	Cirque du Soleil Inc.	Entertainment	Director
	Chobani, LLC	Food	Director
	Evolution Media Growth Partners	Media	Director
	J. Crew Group, Inc.	Retail	Director

Chad Leat	BAWAG P.S.K.	Banking	Director
	HealthEngine LLC	Healthcare Technology	Director
	MidCap Financial, PLC	Commercial Lending	Director

Robert Suss	None	None	None

Paul Walsh	Compass Group PLC	Food and Support Services	Director
	Avanti Communications Group PLC	Telecommunications	Director
	Rm2 International Sa	Shipping	Director
	FedEx Corporation	Shipping	Director
	Simpsons Malt Limited	Food Supplier	Director

Kneeland Youngblood	Pharos Capital Group, LLC	Alternative Investment Manager	Officer
	EnergyFuture Holdings Corporation	Energy	Director
	Reel FX, Inc.	Entertainment	Director
	Mallinckrodt Pharmaceuticals	Pharmaceutical	Director

Karl Peterson	TPG Capital, LLP	Alternative Investment Manager	Partner
	Sabre Corporation and related entities	Technology	Officer and/or Director
	Norwegian Cruise Line Holdings Ltd. and related entities	Cruise Ship Operator	Director
	Caesars Acquisition Company and related entities	Entertainment	Officer and/or Director
	Victoria Plum Ltd and related entities	Retail	Director
	TSL Education Group Ltd. and related entities	Education Publisher	Director
	Saxo Bank A/S and related entities	Financial	Officer and Director

Dirk Eller	TPG Capital, LLP	Alternative Investment Manager	Officer and/or Director
	Prezzo Holdings Limited	Restaurant Chain	Director
	Media Broadcast GmbH	Media	Director

Clive Bode	TPG Global, LLC and certain affiliates	Alternative Investment Manager	Officer and/or Director
	Far-Eastern Shipping Company Plc and related entities	Shipping	Officer and/or Director

Accordingly, if any of the above executive officers or directors become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to their fiduciary duties under Cayman Islands law. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our Business Combination.

We are not prohibited from pursuing a Business Combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our Business Combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, that such a Business Combination is fair to our Company from a financial point of view.

In the event that we submit our Business Combination to our public shareholders for a vote, our Initial Shareholders, officers and directors have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any Founder Shares held by them, and their permitted transferees will agree, and any Public Shares held by them in favor of our Business Combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We may purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11. Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on September 10, 2015, through the earlier of the consummation of a Business Combination or our liquidation, we pay monthly recurring expenses of $10,000 to an affiliate of our Sponsor for office space, administrative and support services. Our Sponsor, executive officers, directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our Sponsor, executive officers, directors and our or their affiliates.

After the completion of our Business Combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed Business Combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of a Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after a Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management team to remain with us after the consummation of a Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information available to us at January 22, 2016 with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
•	each of our executive officers and directors that beneficially own ordinary shares; and
•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as they are not exercisable within 60 days of January 20, 2016.

	Number of Shares	Percentage of Outstanding
Name and Address of Beneficial Owner(1)	Beneficially Owned(2)	Ordinary Shares
TPACE Sponsor Corp.(3)	11,090,000	19.7%
TPG Group Holdings (SBS) Advisors, Inc.(3)	11,090,000	19.7%
David Bonderman(3)	11,090,000	19.7%
James Coulter(3)	11,090,000	19.7%
Karl Peterson(3)	11,090,000	19.7%
Highbridge International LLC(4)	3,275,589	5.8%
Chad Leat	40,000	*
Robert Suss	40,000	*
Paul Walsh	40,000	*
Kneeland Youngblood	40,000	*
Dirk Eller	-	*
Clive Bode	-	*
All directors and executive officers as a group (9 individuals)(3)	11,250,000	20.0%

*	Less than 1%.
(1)

This table is based on 56,250,000 ordinary shares outstanding at January 20, 2016, of which 45,000,000 were Class A ordinary shares and 11,250,000 were Class F ordinary shares. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise indicated, the business address of each of the entities, directors and executives in this table is 301 Commerce Street, Suite 3300, Fort Worth, Texas, 76102.

(2)	This table does not reflect record or beneficial ownership of the 22,000,000 Private Placement Warrants as they are not exercisable within 60 days of January 20, 2016.
(3)

Our Sponsor holds an aggregate of 11,090,000 Class F ordinary shares. The sole shareholders of our Sponsor are TPG Holdings III, L.P. and Karl Peterson. The general partner of TPG Holdings III, L.P. is TPG Holdings III-A, L.P., whose general partner is TPG Holdings III-A, Inc., whose sole shareholder is TPG Group Holdings (SBS), L.P., whose general partner is TPG Group Holdings (SBS) Advisors, Inc. David Bonderman and James Coulter are officers and sole shareholders of TPG Group Holdings (SBS) Advisors, Inc., and may therefore be deemed to be the beneficial owners of the securities held by our Sponsor. Karl Peterson is the sole director and a shareholder of our Sponsor and may therefore be deemed to be the beneficial owner of the securities held by our Sponsor. Messrs. Bonderman, Coulter and Peterson disclaim beneficial ownership of the securities held by our Sponsor except to the extent of their pecuniary interest therein.

(4)

According to the Schedule 13G filed on September 21, 2015. The business address of Highbridge International LLC is c/o Highbridge Capital Management, LLC, 40 West 57th Street, 33rd Floor, New York, New York, 10019.

Our Initial Shareholders beneficially own 20% of our issued and outstanding ordinary shares and have the right to elect all of our directors prior to our Business Combination as a result of holding all of the Founder Shares. Holders of our Public Shares will not have the right to elect any directors to our board of directors prior to our Business Combination. In addition, because of their ownership block, our Initial Shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

Prior to our Public Offering, on June 30, 2015, our Sponsor purchased 10,062,500 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. On September 4, 2015, our Sponsor transferred 35,000 Founder Shares to each of our four independent directors at their original purchase price. Immediately prior to the pricing of the Public Offering on September 10, 2015, the Company effected a capitalization of 1,437,500 Founder Shares to our Initial Shareholders, resulting in an aggregate issuance of 11,500,000 Founder Shares of which 1,500,000 shares were subject to forfeiture by our Sponsor if the Underwriters’ over-allotment option was not exercised in full by a specified date. On October 25, 2015, our Sponsor forfeited 250,000 Founder Shares on the expiration of the unexercised portion of the Underwriters’ over-allotment option so that the Founder Shares would represent 20% of the total ordinary shares outstanding. Following the capitalization and forfeiture, our Sponsor held 11,090,000 Founder Shares and each of our four independent directors held 40,000 Founder Shares.

On the Close Date, we consummated our Public Offering of 45,000,000 Units (which included the purchase of 5,000,000 Units subject to the Underwriters’ 6,000,000 Unit over-allotment option) at a price of $10.00 per Unit generating gross proceeds of $450,000,000 before underwriting discounts and expenses. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, and one Warrant. Prior to the Close Date, we completed the sale of the Private Placement Warrants.

Our Sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for additional information regarding our relationships with our promoters.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

Prior to our Public Offering, on June 30, 2015, our Sponsor purchased 10,062,500 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. On September 4, 2015, our Sponsor transferred 35,000 Founder Shares to each of our four independent directors at their original purchase price. Immediately prior to the pricing of the Public Offering on September 10, 2015, the Company effected a capitalization of 1,437,500 Founder Shares to our Initial Shareholders, resulting in an aggregate issuance of 11,500,000 Founder Shares of which 1,500,000 shares were subject to forfeiture by our Sponsor if the Underwriters’ over-allotment option was not exercised in full by a specified date. On October 25, 2015, our Sponsor forfeited 250,000 Founder Shares on the expiration of the unexercised portion of the Underwriters’ over-allotment option so that the Founder Shares would represent 20% of the total ordinary shares outstanding. Following the capitalization and forfeiture, our Sponsor held 11,090,000 Founder Shares and each of our four independent directors held 40,000 Founder Shares.

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

The Initial Shareholders have agreed not to transfer, assign or sell any Founder Shares during the Lock Up Period.

Private Placement Warrants

Prior to the Close Date, our Sponsor purchased 22,000,000 Private Placement Warrants at a price of $0.50 per warrant, or $11,000,000. Each Private Placement Warrant entitles the holder to purchase one third of one Class A ordinary share for one third of $11.50 per one third share. The Private Placement Warrants may not be redeemed by the Company so long as they are held by our Sponsor or its permitted transferees. If any Private Placement Warrants are transferred to holders other than our Sponsor or its permitted transferees, such Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Warrants included in the Units sold in the Public Offering. Our Sponsor has the option to exercise the Private Placement Warrants on a cashless basis.

If the Company does not complete a Business Combination within 24 months after the Close Date, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Company’s Class A ordinary shares, subject to the requirements of applicable law, and the Private Placement Warrants will expire worthless.

Registration Rights

Holders of the Founder Shares and Private Placement Warrants hold registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands that the Company register under the Securities Act the Private Placement Warrants, and the Class A ordinary shares underlying the Private Placement Warrants and Class F ordinary shares. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed by the Company subsequent to its completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that that Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock Up Period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Notes

Between Inception and the Close Date, our Sponsor loaned the Company $300,000 in unsecured promissory notes. The funds were used to pay up-front expenses associated with our Public Offering. These notes were non-interest bearing and were repaid in full to our Sponsor at the Close Date.

Our Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combination opportunities. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with our Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post Business Combination entity at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

After our Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Administrative Services Agreement

On September 10, 2015, the Company entered into an agreement to pay monthly recurring expenses of $10,000 for office space, administrative and support services to an affiliate of our Sponsor effective at the Close Date. The agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that Messrs. Leat, Suss, Walsh and Youngblood are “independent directors” as defined in Rule 10A-3 of the Exchange Act and the rules of the NASDAQ. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

For the Period
from June 3,
2015 (Inception) to
December 31, 2015
Audit Fees (1)	$76,000
Audit-Related Fees (2)	—
Tax Fees (3)	—
All Other Fees (4)	—
Total	$76,000

(1)

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description

3.1*	Second Amended and Restated Memorandum and Articles of Association.

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1 filed by the Registrant on August 13, 2015).

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1 filed by the Registrant on August 13, 2015).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1 filed by the Registrant on August 13, 2015).

10.1

Warrant Agreement, dated as of September 10, 2015, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 filed to the Form 8-K filed by the Registrant on September 16, 2015).

10.2

Letter Agreement, dated September 10, 2015, among the Company, its officers and directors and TPACE Sponsor Corp. (incorporated by reference to Exhibit 10.1 filed to the Form 8-K filed by the Registrant on September 16, 2015).

10.3

Investment Management Trust Agreement, dated as of September 10, 2015, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 filed to the Form 8-K filed by the Registrant on September 16, 2015).

10.4

Registration Rights Agreement, dated as of September 10, 2015, among the Company, TPACE Sponsor Corp. and certain other security holders named therein (incorporated by reference to Exhibit 10.3 filed to the Form 8-K filed by the Registrant on September 16, 2015).

10.5

Administrative Services Agreement, dated September 10, 2015, between the Company and TPG Global, LLC (incorporated by reference to Exhibit 10.4 filed to the Form 8-K filed by the Registrant on September 16, 2015).

10.6

Amended and Restated Sponsor Warrants Purchase Agreement, dated as of September 10, 2015, between the Company and TPACE Sponsor Corp (incorporated by reference to Exhibit 10.5 filed to the Form 8-K filed by the Registrant on September 16, 2015).

10.7	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 filed with the Form S-1 filed by the Registrant on August 13, 2015).

10.8	Promissory Note, dated June 30, 2015, issued to TPACE Sponsor Corp. (incorporated by reference to Exhibit 10.1 filed with the Form S-1 filed by the Registrant on August 13, 2015).

10.9

Promissory Note, dated September 2, 2015, issued to TPACE Sponsor Corp. (incorporated by reference to Exhibit 10.10 filed with Amendment No. 1 to the Form S-1 filed by the Registrant on September 2, 2015).

10.10

Securities Subscription Agreement, dated June 30, 2015, between the Registrant and TPACE Sponsor Corp. (incorporated by reference to Exhibit 10.5 filed with the Form S-1 filed by the Registrant on August 13, 2015).

10.11

Sponsor Warrants Purchase Agreement effective as June 30, 2015, between the Registrant and TPACE Sponsor Corp. (incorporated by reference to Exhibit 10.6 filed with the Form S-1 filed by the Registrant on August 13, 2015).

24.1*	Power of Attorney (included on the signature pages herein).

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACE HOLDINGS CORP.

Date: January 26, 2016	By:	/s/ Karl Peterson
Karl Peterson
President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Karl Peterson and Dirk Eller and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Bonderman	Chairman	January 26, 2016
David Bonderman

/s/ Karl Peterson	President, Chief Executive Officer and Director	January 26, 2016
Karl Peterson	(Principal Executive Officer)

/s/ Dirk Eller	Chief Financial Officer	January 26, 2016
Dirk Eller	(Principal Financial and Accounting Officer)

/s/ James Coulter	Director	January 26, 2016
James Coulter

/s/ Chad Leat	Director	January 26, 2016
Chad Leat

/s/ Robert Suss	Director	January 26, 2016
Robert Suss

/s/ Paul Walsh	Director	January 26, 2016
Paul Walsh

/s/ Kneeland Youngblood	Director	January 26, 2016
Kneeland Youngblood

Exhibit Index

Exhibit Number	Description

3.1*	Second Amended and Restated Memorandum and Articles of Association.

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1 filed by the Registrant on August 13, 2015).

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1 filed by the Registrant on August 13, 2015).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1 filed by the Registrant on August 13, 2015).

10.1

Warrant Agreement, dated as of September 10, 2015, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 filed to the Form 8-K filed by the Registrant on September 16, 2015).

10.2

Letter Agreement, dated September 10, 2015, among the Company, its officers and directors and TPACE Sponsor Corp. (incorporated by reference to Exhibit 10.1 filed to the Form 8-K filed by the Registrant on September 16, 2015).

10.3

Investment Management Trust Agreement, dated as of September 10, 2015, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 filed to the Form 8-K filed by the Registrant on September 16, 2015).

10.4

Registration Rights Agreement, dated as of September 10, 2015, among the Company, TPACE Sponsor Corp. and certain other security holders named therein (incorporated by reference to Exhibit 10.3 filed to the Form 8-K filed by the Registrant on September 16, 2015).

10.5

Administrative Services Agreement, dated September 10, 2015, between the Company and TPG Global, LLC (incorporated by reference to Exhibit 10.4 filed to the Form 8-K filed by the Registrant on September 16, 2015).

10.6

Amended and Restated Sponsor Warrants Purchase Agreement, dated as of September 10, 2015, between the Company and TPACE Sponsor Corp (incorporated by reference to Exhibit 10.5 filed to the Form 8-K filed by the Registrant on September 16, 2015).

10.7	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 filed with the Form S-1 filed by the Registrant on August 13, 2015).

10.8	Promissory Note, dated June 30, 2015, issued to TPACE Sponsor Corp. (incorporated by reference to Exhibit 10.1 filed with the Form S-1 filed by the Registrant on August 13, 2015).

10.9

Promissory Note, dated September 2, 2015, issued to TPACE Sponsor Corp. (incorporated by reference to Exhibit 10.10 filed with Amendment No. 1 to the Form S-1 filed by the Registrant on September 2, 2015).

10.10

Securities Subscription Agreement, dated June 30, 2015, between the Registrant and TPACE Sponsor Corp. (incorporated by reference to Exhibit 10.5 filed with the Form S-1 filed by the Registrant on August 13, 2015).

10.11

Sponsor Warrants Purchase Agreement effective as June 30, 2015, between the Registrant and TPACE Sponsor Corp. (incorporated by reference to Exhibit 10.6 filed with the Form S-1 filed by the Registrant on August 13, 2015).

24.1*	Power of Attorney (included on the signature pages herein).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.