Form 10-Q
period 2016-03-31
Pace Holdings Corp.
filed 2016-05-05
CIK 1644509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

At April 29, 2016, there were 45,000,000 Class A ordinary shares, $0.0001 par value per share, and 11,250,000 Class F ordinary shares, $0.0001 par value per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pace Holdings Corp.

Condensed Balance Sheets

(unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash	$410,162	$1,117,746
Prepaid expenses	162,512	152,339
Total current assets	572,674	1,270,085
Investments held in Trust Account	450,111,532	450,000,000
Total assets	$450,684,206	$451,270,085
Liabilities and Shareholders' Equity
Current liabilities:
Accrued offering costs	$47,707	$565,804
Accrued formation costs and other expenses	114,562	52,010
Total current liabilities	162,269	617,814
Deferred underwriting compensation	15,750,000	15,750,000
Total liabilities	15,912,269	16,367,814
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 42,977,193 and 42,990,227 shares at March 31, 2016 and December 31, 2015, respectively, at a redemption value of $10.00 per share	429,771,930	429,902,270
Shareholders' equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,022,807 shares issued and outstanding (excluding 42,977,193 shares subject to possible redemption) at March 31, 2016, and 2,009,773 shares issued and outstanding (excluding 42,990,227 shares subject to possible redemption) at December 31, 2015	202	201
Class F ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 11,250,000 shares issued and outstanding	1,125	1,125
Additional paid-in capital	5,387,741	5,257,402
Accumulated deficit	(389,061)	(258,727)
Total shareholders' equity	5,000,007	5,000,001
Total liabilities and shareholders' equity	$450,684,206	$451,270,085

The accompanying notes are an integral part of these condensed financial statements.

Pace Holdings Corp.

Condensed Statement of Operations

(unaudited)

For the Three
Months Ended
March 31, 2016
Revenue	$—
Professional fees and other expenses	(241,866)
Loss from operations	(241,866)
Interest income	111,532
Net loss attributable to ordinary shares	$(130,334)
Net loss per ordinary share:
Basic and diluted	$(0.01)
Weighted average ordinary shares outstanding (excluding 42,977,193 shares subject to possible redemption):
Basic and diluted	13,259,916

The accompanying notes are an integral part of these condensed financial statements.

Pace Holdings Corp.

Condensed Statement of Changes in Shareholders’ Equity

(unaudited)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at December 31, 2015	—	$—	2,009,773	$201	11,250,000	$1,125	$5,257,402	$(258,727)	$5,000,001
Changes in shares subject to possible redemption	—	—	13,034	1	—	—	130,339	—	130,340
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	(130,334)	(130,334)
Balance at March 31, 2016	—	$—	2,022,807	$202	11,250,000	$1,125	$5,387,741	$(389,061)	$5,000,007

The accompanying notes are an integral part of these condensed financial statements.

Pace Holdings Corp.

Condensed Statement of Cash Flows

(unaudited)

For the Three
Months Ended
March 31, 2016
Cash flows from operating activities:
Net loss attributable to ordinary shares	$(130,334)
Changes in operating assets and liabilities:
Prepaid expenses	(10,173)
Accrued formation costs and other expenses	62,552
Interest on investments held in Trust Account	(111,532)
Net cash used by operating activities	(189,487)
Cash flows from financing activities:
Payments of accrued offering costs	(518,097)
Net cash used by financing activities	(518,097)
Net decrease in cash	(707,584)
Cash at beginning of period	1,117,746
Cash at end of period	$410,162
Supplemental disclosure of non-cash financing activities:
Accrued offering costs	$47,707

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

All activity for the period from June 3, 2015 (inception) to March 31, 2016 relates to the Company’s formation and initial public offering of units consisting of the Company’s Class A ordinary shares and warrants to purchase Class A ordinary shares (the “Public Offering”), and the identification and evaluation of prospective acquisition targets for a Business Combination. The Company will not generate any operating revenues until after completion of a Business Combination at the earliest. The Company has selected December 31st as its fiscal year end.

Financing

The registration statement for the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on September 10, 2015. The Public Offering closed on September 16, 2015 (the “Close Date”). The Company’s Sponsor purchased $11,000,000 of warrants in a private placement at the Close Date.

The Company intends to finance a Business Combination with proceeds from its $450,000,000 Public Offering and $11,000,000 private placement (see Note 3). At the Close Date, $450,000,000 of the proceeds from the Public Offering and private placement were deposited in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”). At March 31, 2016, all Trust Account funds were invested in a money market account invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act (“Money Market Investments”).

At the Close Date, the Company held proceeds from the Public Offering and private placement outside the Trust Account of $11,000,000, of which $9,000,000 was used to pay underwriting discounts and $300,000 was used to repay notes payable from the Sponsor. The balance was reserved to pay accrued offering and formation costs, business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Trust Account

On January 4, 2016, funds held in the Trust Account were invested in Money Market Investments.

Trust Account funds will not be removed except for the withdrawal of a portion of interest income to be utilized to pay taxes, if any, until the earliest of (i) the completion of a Business Combination, (ii) the redemption of any Class A ordinary shares issued as part of the units in the Public Offering (“Public Shares”) properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association to modify the substance and timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within 24 months after the Close Date, or (iii) the redemption of all of the Company’s Public Shares if it is unable to complete a Business Combination within 24 months after the Close Date, subject to applicable law.

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

The Company has 24 months from the Close Date to complete a Business Combination. If the Company does not complete a Business Combination within this time period, it shall (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, net of tax (less up to $50,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the shareholder rights of owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s four independent directors (collectively, the “Initial Shareholders”) have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within 24 months after the Close Date. However, if the Initial Shareholders acquire Public Shares after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the Business Combination within 24 months after the Close Date.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at March 31, 2016 and the results of operations and cash flows for the period presented. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for the full year or any future periods. The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed by the Company with the SEC.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair values of the Company’s assets and liabilities which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the condensed balance sheets due to their short-term nature.

Fair Value Measurement

ASC 820 establishes a fair value hierarchy that prioritizes and ranks the level of observability of inputs used to measure investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment, characteristics specific to the investment, market conditions and other factors. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to unobservable inputs (Level III measurements).

Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will typically have a higher degree of input observability and a lesser degree of judgment applied in determining fair value.

The three levels of the fair value hierarchy under ASC 820 are as follows:

Level I – Quoted prices (unadjusted) in active markets for identical investments at the measurement date are used.

Level II – Pricing inputs are other than quoted prices included within Level I that are observable for the investment, either directly or indirectly. Level II pricing inputs include quoted prices for similar investments in active markets, quoted prices for identical or similar investments in markets that are not active, inputs other than quoted prices that are observable for the investment, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level III – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. The inputs used in determination of fair value require significant judgment and estimation.

In some cases, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the investment is categorized in its entirety is determined based on the lowest level input that is significant to the investment. Assessing the significance of a particular input to the valuation of an investment in its entirety requires judgment and considers factors specific to the investment. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and does not necessarily correspond to the perceived risk of that investment.

Redeemable Ordinary Shares

All 45,000,000 Class A ordinary shares sold as part of the units in the Public Offering contain a redemption feature as discussed in Note 1. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Class A ordinary shares in an amount that would cause its net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at March 31, 2016 and December 31, 2015, 42,977,193 and 42,990,227, respectively, of the Company’s 45,000,000 Class A ordinary shares were classified outside of permanent equity.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss attributable to ordinary shares by the weighted average number of ordinary shares outstanding during the period, plus, to the extent dilutive, the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method. At March 31, 2016, the Company had outstanding warrants for the purchase of up to 22,333,333 Class A ordinary shares. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted net loss per ordinary share because its inclusion would have been anti-dilutive. As a result, diluted net loss per ordinary share is equal to basic net loss per ordinary share.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

4. Related Party Transactions

Founder Shares

On June 30, 2015, the Sponsor purchased 10,062,500 Class F ordinary shares for $25,000, or approximately $0.002 per share. On September 4, 2015, the Sponsor transferred 35,000 Class F ordinary shares to each of the Company’s four independent directors at their original purchase price. Immediately prior to the pricing of the Public Offering, on September 10, 2015, the Company’s board of directors effected a capitalization of 1,437,500 Class F ordinary shares to the Initial Shareholders, resulting in an aggregate issuance of 11,500,000 Class F ordinary shares (the “Founder Shares”) of which 1,500,000 shares were subject to forfeiture by the Sponsor if the underwriters’ over-allotment option was not exercised in full by a specified date. On October 25, 2015, the Sponsor forfeited 250,000 Founder Shares on the expiration of the unexercised portion of the underwriters’ over-allotment option. Following the capitalization and forfeiture, the Sponsor held 11,090,000 Founder Shares and each of the Company’s four independent directors held 40,000 Founder Shares.

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

Registration Rights

Holders of the Founder Shares and Private Placement Warrants hold registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands that the Company register the Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants and Class F ordinary shares. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed by the Company subsequent to its completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock Up Period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Notes

Between Inception and the Close Date, the Sponsor loaned the Company $300,000 in unsecured promissory notes. The funds were used to pay up front expenses associated with the Public Offering. These notes were non-interest bearing and were repaid in full to the Sponsor at the Close Date.

Administrative Services Agreement

On September 10, 2015, the Company entered into an agreement to pay monthly recurring expenses of $10,000 for office space, administrative and support services to an affiliate of the Sponsor effective at the Close Date. The agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company. For the three months ended March 31, 2016, the Company incurred expenses of $30,000 under this agreement.

5. Investments Held in Trust Account

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

On January 4, 2016, funds held in the Trust Account were invested in Money Market Investments, which are considered Level 1 investments under ASC 820. For the three months ended March 31, 2016, the investments held in the Trust Account generated interest income of $111,532, all of which was reinvested in Money Market Investments. At March 31, 2016, the balance of funds held in the Trust Account was $450,111,532.

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

7. Shareholders’ Equity

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each share with the exception that prior to the completion of a Business Combination only holders of Class F ordinary shares have the right to vote on the election of directors. At March 31 2016, there were 45,000,000 Class A ordinary shares issued and outstanding, of which 42,977,193 shares were subject to possible redemption.

Class F Ordinary Shares

The Company is authorized to issue 20,000,000 Class F ordinary shares. Holders of the Company’s Class F ordinary shares are entitled to one vote for each ordinary share, plus prior to the completion of a Business Combination only holders of Class F ordinary shares have the right to vote on the election of directors. Class F ordinary shares are automatically converted to Class A ordinary shares on a one-for-one basis, subject to adjustment, at the time of a Business Combination. The Initial Shareholders, the sole holders  of Class F ordinary shares, have agreed not to transfer, assign or sell any Class F ordinary shares during the Lock Up Period. At March 31, 2016, there were 11,250,000 Class F ordinary shares issued and outstanding.

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares. The Company’s board of directors has the authority to determine the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the preferred shares of each series. The board of directors may, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of Class A ordinary shares, and which could have anti-takeover effects. At March 31, 2016, there were no shares of preferred stock issued or outstanding.

8. Subsequent Events

Management has performed an evaluation of subsequent events through May 5, 2016, the date the unaudited condensed financial statements were issued, noting no subsequent events which require adjustment or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Pace Holdings Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on June 3, 2015 and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more target businesses (“Business Combination”). We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business.

We intend to consummate a Business Combination using cash from the proceeds of our initial public offering (the “Public Offering”) that closed on September 16, 2015 (the “Close Date”) and the private placement of warrants to purchase our Class A ordinary shares (“Private Placement Warrants”) that occurred at the Close Date, and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt.

At March 31, 2016, we held cash of $410,162, current liabilities of $162,269 and deferred underwriting compensation of $15,750,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

For the three months ended March 31, 2016, we incurred a net loss of $130,334. Our business activities for the three months ended March 31, 2016 consisted solely of identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

On June 30, 2015, TPace Sponsor Corp. (the “Sponsor”) purchased 10,062,500 Class F ordinary shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. On September 4, 2015, our Sponsor transferred 35,000 Class F ordinary shares to each of our four independent directors at their original purchase price. Immediately prior to the pricing of the Public Offering, on September 10, 2015, our board of directors effected a capitalization of 1,437,500 Class F ordinary shares to our Sponsor and the Company’s four independent directors (collectively, the “Initial Shareholders”), resulting in an aggregate issuance of 11,500,000 Class F ordinary shares (the “Founder Shares”) of which 1,500,000 shares were subject to forfeiture by our Sponsor if the underwriters’ over-allotment option was not exercised in full by a specified date. On October 25, 2015, our Sponsor forfeited 250,000 Founder Shares on the expiration of the unexercised portion of the underwriters’ over-allotment option so that the Founder Shares would represent 20% of the total ordinary shares outstanding. Following the capitalization and forfeiture, our Sponsor held 11,090,000 Founder Shares and each of our four independent directors held 40,000 Founder Shares.

On September 16, 2015, we consummated the Public Offering of 45,000,000 Units (which included the purchase of 5,000,000 Units subject to the underwriters’ 6,000,000 Unit over-allotment option) at a price of $10.00 per Unit generating gross proceeds of $450,000,000 before underwriting discounts and expenses. Each “Unit” consists of one Class A ordinary share and one Warrant. Each “Warrant” entitles the holder thereof to purchase one third of one Class A ordinary share at a price of one third of $11.50 per one third share. Prior to the Close Date, we completed the private sale of an aggregate of 22,000,000 Private Placement Warrants, each exercisable to purchase one third of one Class A ordinary share for one third of $11.50 per one third share, to our Sponsor, at a price of $0.50 per Private Placement Warrant.

We received gross proceeds from the Public Offering and the sale of the Private Placement Warrants of $450,000,000 and $11,000,000, respectively, for an aggregate of $461,000,000. $450,000,000 of the gross proceeds were deposited in a trust account with Continental Stock Transfer and Trust Company (the “Trust Account”). At the Close Date, the remaining $11,000,000 was held outside of the Trust Account, of which $9,000,000 was used to pay underwriting discounts and $300,000 was used to repay notes payable to our Sponsor, with the balance reserved to pay accrued offering and formation costs, business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In the future, a portion of interest income on the funds held in the Trust Account may be released to us to pay tax obligations.

On January 4, 2016, we invested the funds held in the Trust Account in a money market account invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act (“Money Market Investments”).

At March 31, 2016, we had cash held outside of the Trust Account of $410,162, which is available to fund our working capital requirements.

At March 31, 2016, we had current liabilities of $162,269, largely due to professional services related to our SEC filings as a public company as well as costs associated with identifying and evaluating a Business Combination. The identification and evaluation of a potential Business Combination is continuing after March 31, 2016 and additional expenses will be incurred. Such expenses may be significant, and we expect some portion of these expenses to be paid upon consummation of a Business Combination. We may request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans, but no proceeds from the Trust Account will be utilized for such repayment. Additional funds could also be raised through a private offering of debt or equity. Our Sponsor, affiliates of our Sponsor, executives officers and directors are not obligated to make loans to us, and we may not be able to raise additional funds from unaffiliated parties. If we are unable to fund future working capital needs, if any, prior to completion of a Business Combination, our ability to continue as a going concern may be impaired.

We have 24 months after the Close Date to complete a Business Combination. If we do not complete a Business Combination within this time period, we shall (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Class A ordinary shares issued as part of the units in the Public Offering (the “Public Shares”), at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, net of tax (less up to $50,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the shareholder rights of owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Redeemable Ordinary Shares

The 45,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature under which holders of the Class A ordinary shares may redeem all or a portion of their Public Shares upon completion of our Business Combination for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination (including interest, net of taxes payable). In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within an entity’s control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our amended and restated memorandum and articles of association provide that in no event will we redeem our Class A ordinary shares in an amount that would cause our net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at March 31, 2016 and December 31, 2015, 42,977,193 and 42,990,227, respectively, of our 45,000,000 Class A ordinary shares were classified outside of permanent equity.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss attributable to ordinary shares by the weighted average number of ordinary shares outstanding during the period, plus to the extent dilutive the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method. At March 31, 2016, we had outstanding warrants for the purchase of up to 22,333,333 Class A ordinary shares. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted net loss per ordinary share because its inclusion would have been anti-dilutive. As a result, diluted net loss per ordinary share is equal to basic net loss per ordinary share.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification and evaluation of prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues. As the net proceeds from our Public Offering and the sale of the Private Placement Warrants held in the Trust Account have been invested in Money Market Investments, we do not believe there will be any material exposure to interest rate risk. For the three months ended March 31, 2016, the effective annualized interest rate earned on our Money Market Investments was 0.1%.

At March 31, 2016, $450,111,532 was held in the Trust Account for the purposes of consummating a Business Combination. If we complete a Business Combination within 24 months after the Close Date, funds in the Trust Account will be used to pay for the Business Combination, redemptions of Class A ordinary shares, if any, the deferred underwriting compensation of $15,750,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

We have not engaged in any hedging activities since our inception on June 3, 2015. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on January 26, 2016. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on January 26, 2016. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Net proceeds of $450,000,000 from the Public Offering and the sale of the Private Placement Warrants, including deferred underwriting discounts of $15,750,000, are held in the Trust Account at March 31, 2016. We paid $9,000,000 in underwriting discounts and incurred offering costs of $1,114,002 related to the Public Offering. In addition, the Underwriters agreed to defer $15,750,000 in underwriting discounts, which amount will be payable when and if a Business Combination is consummated. We also repaid $300,000 in non-interest bearing loans made to us by our Sponsor to cover expenses related to the Public Offering. No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus dated September 10, 2015 which was filed with the SEC.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1*

Second Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K filed by the Registrant on January 26, 2016 (File No. 001-37551)).

4.1*	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 filed with the Registrant’s Form S-1 filed by the Registrant on August 13, 2015 (File No. 001-37551)).
4.2*	Specimen Class A Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.2 filed with the Registrant’s Form S-1 filed by the Registrant on August 13, 2015 (File No. 001-37551)).
4.3*	Specimen Warrants Certificate (incorporated herein by reference to Exhibit 4.3 filed with the Registrant’s Form S-1 filed by the Registrant on August 13, 2015 (File No. 001-37551)).
4.4*

Warrant Agreement, dated as of September 10, 2015, between the Company and Continental Stock Transfer & Trust Company as warrant agent (incorporated herein by reference to Exhibit 4.4 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on September 16, 2015 (File No. 001-37551)).

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

PACE HOLDINGS CORP.

Date: May 5, 2016	By:	/s/ Karl Peterson
Karl Peterson
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2016	By:	/s/ Dirk Eller
Dirk Eller
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
3.1*

Second Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K filed by the Registrant on January 26, 2016 (File No. 001-37551)).

4.1*	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 filed with the Registrant’s Form S-1 filed by the Registrant on August 13, 2015 (File No. 001-37551)).
4.2*	Specimen Class A Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.2 filed with the Registrant’s Form S-1 filed by the Registrant on August 13, 2015 (File No. 001-37551)).
4.3*	Specimen Warrants Certificate (incorporated herein by reference to Exhibit 4.3 filed with the Registrant’s Form S-1 filed by the Registrant on August 13, 2015 (File No. 001-37551)).
4.4*

Warrant Agreement, dated as of September 10, 2015, between the Company and Continental Stock Transfer & Trust Company as warrant agent (incorporated herein by reference to Exhibit 4.4 filed with the Registrant’s Current Report on Form 8-K filed by the Registrant on September 16, 2015 (File No. 001-37551)).

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