Form 10-Q
period 2016-09-30
Pace Holdings Corp.
filed 2016-11-03
CIK 1644509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

At October 21, 2016, there were 45,000,000 Class A ordinary shares, $0.0001 par value per share, and 11,250,000 Class F ordinary shares, $0.0001 par value per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pace Holdings Corp.

Condensed Balance Sheets

(unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash	$83,714	$1,117,746
Prepaid expenses	40,215	152,339
Total current assets	123,929	1,270,085
Investments held in Trust Account	450,628,095	450,000,000
Total assets	$450,752,024	$451,270,085
Liabilities and Shareholders' Equity
Current liabilities:
Accrued professional fees and other expenses	$598,328	$52,010
Accrued offering costs	24,930	565,804
Total current liabilities	623,258	617,814
Deferred underwriting compensation	15,750,000	15,750,000
Total liabilities	16,373,258	16,367,814
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 42,937,876 and 42,990,227 shares at September 30, 2016 and December 31, 2015, respectively, at a redemption value of $10.00 per share	429,378,760	429,902,270
Shareholders' equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,062,124 shares issued and outstanding (excluding 42,937,876 shares subject to possible redemption) at September 30, 2016, and 2,009,773 shares issued and outstanding (excluding 42,990,227 shares subject to possible redemption) at December 31, 2015	206	201
Class F ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 11,250,000 shares issued and outstanding	1,125	1,125
Additional paid-in capital	5,780,907	5,257,402
Accumulated deficit	(782,232)	(258,727)
Total shareholders' equity	5,000,006	5,000,001
Total liabilities and shareholders' equity	$450,752,024	$451,270,085

The accompanying notes are an integral part of these condensed financial statements.

Pace Holdings Corp.

Condensed Statement of Operations

(unaudited)

				For the Period
	For the Three	For the Three	For the Nine	from June 3, 2015
	Months Ended	Months Ended	Months Ended	(inception) to
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenue	$—	$—	$—	$—
Professional fees and other expenses	213,972	52,841	1,151,600	81,341
Organizational costs	—	33,789	—	59,789
Loss from operations	(213,972)	(86,630)	(1,151,600)	(141,130)
Interest income	227,747	—	628,095	—
Net income (loss) attributable to ordinary shares	$13,775	$(86,630)	$(523,505)	$(141,130)
Net income (loss) per ordinary share:
Basic and diluted	$—	$(0.01)	$(0.04)	$(0.02)
Weighted average ordinary shares outstanding (excluding shares subject to possible redemption):
Basic and diluted	13,313,486	10,679,046	13,330,922	8,187,268

The accompanying notes are an integral part of these condensed financial statements.

Pace Holdings Corp.

Condensed Statement of Changes in Shareholders’ Equity

(unaudited)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at June 3, 2015 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Sale of Class F ordinary shares to Sponsor on June 30, 2015 at $0.002 per share	—	—	—	—	10,062,500	1,006	23,994	—	25,000
Capitalization of Class F ordinary shares on September 10, 2015	—	—	—	—	1,437,500	144	(144)	—	—
Proceeds from initial public offering of Units on September 16, 2015 at $10.00 per Unit	—	—	45,000,000	4,500	—	—	449,995,500	—	450,000,000
Sale of 22,000,000 Private Placement Warrants to Sponsor on September 16, 2015 at $0.50 per Private Placement Warrant	—	—	—	—	—	—	11,000,000	—	11,000,000
Underwriters discount	—	—	—	—	—	—	(9,000,000)	—	(9,000,000)
Deferred offering costs charged to additional paid-in capital	—	—	—	—	—	—	(1,114,002)	—	(1,114,002)
Deferred underwriting compensation	—	—	—	—	—	—	(15,750,000)	—	(15,750,000)
Class A ordinary shares subject to possible redemption; 43,001,986 shares at a redemption value of $10.00 per share	—	—	(43,001,986)	(4,300)	—	—	(430,015,560)	—	(430,019,860)
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	(141,130)	(141,130)
Balance at September 30, 2015	—	$—	1,998,014	$200	11,500,000	$1,150	$5,139,788	$(141,130)	$5,000,008

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at December 31, 2015	—	$—	2,009,773	$201	11,250,000	$1,125	$5,257,402	$(258,727)	$5,000,001
Changes in shares subject to possible redemption	—	—	52,351	5	—	—	523,505	—	523,510
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	(523,505)	(523,505)
Balance at September 30, 2016	—	$—	2,062,124	$206	11,250,000	$1,125	$5,780,907	$(782,232)	$5,000,006

The accompanying notes are an integral part of these condensed financial statements.

Pace Holdings Corp.

Condensed Statement of Cash Flows

(unaudited)

		For the Period
	For the Nine	from June 3, 2015
	Months Ended	(inception) to
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net loss attributable to ordinary shares	$(523,505)	$(141,130)
Changes in operating assets and liabilities:
Prepaid expenses	112,124	(23,783)
Accrued formation costs and other expenses	546,318	91,413
Interest on investments held in Trust Account	(628,095)	—
Net cash used in operating activities	(493,158)	(73,500)
Cash flows from investing activities:
Proceeds deposited into Trust Account	—	(450,000,000)
Net cash used in investing activities	—	(450,000,000)
Cash flows from financing activities:
Proceeds from sale of Class F ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units in initial public offering	—	450,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	—	11,000,000
Proceeds of notes payable from Sponsor	—	300,000
Payment of underwriters discounts	—	(9,000,000)
Payment of accrued offering costs	(540,874)	(247,116)
Repayment of notes payable from Sponsor	—	(300,000)
Net cash provided by (used in) financing activities	(540,874)	451,777,884
Net change in cash	(1,034,032)	1,704,384
Cash at beginning of period	1,117,746	—
Cash at end of period	$83,714	$1,704,384
Supplemental disclosure of non-cash financing activities:
Accrued offering costs	$24,930	$866,886

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

All activity for the period from June 3, 2015 (inception) to September 30, 2016 relates to the Company’s formation and initial public offering of units consisting of the Company’s Class A ordinary shares and warrants to purchase Class A ordinary shares (the “Public Offering”), and the identification and evaluation of prospective acquisition targets for a Business Combination. The Company will not generate any operating revenues until after completion of a Business Combination at the earliest. The Company has selected December 31st as its fiscal year end.

Going Concern

If the Company does not complete an initial Business Combination within 24 months of September 16, 2015 (the “Close Date”), the Company will (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem all of the Class A ordinary shares issued as part of the units in the Public Offering (“Public Shares”) at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”), including interest, net of taxes (less up to $50,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the shareholder rights of owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution, including Trust Account assets, will be less than the initial public offering price per unit in the Public Offering. In addition, if the Company fails to complete its Business Combination within 24 months of the Close Date, there will be no redemption rights or liquidating distributions with respect to warrants to purchase the Company’s Class A ordinary shares, which will expire worthless. This mandatory liquidation and subsequent dissolution requirement raises substantial doubt about the Company’s ability to continue as a going concern.

In addition, at September 30, 2016, the Company had current liabilities of $623,258 and negative working capital of $499,329 largely due to amounts owed to professionals, consultants, advisors and others who are working on seeking a Business Combination. Such work is continuing after September 30, 2016 and amounts are continuing to accrue. The Company's ability to continue as a going concern is dependent upon its ability to consummate a Business Combination or obtain additional funds. Management's options for obtaining additional working capital include potentially requesting loans from the Sponsor or affiliates of the Sponsor, or certain of the Company’s executive officers or directors. Additional funds could also be raised through a private offering of debt or equity. There can be no assurance that the Company will be able to raise such funds. The uncertainty regarding the lack of resources to pay the above noted liabilities raises substantial doubt about the Company’s ability to continue as a going concern.

The accompanying unaudited interim condensed financial statements have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about the Company’s ability to continue as a going concern.

Financing

The registration statement for the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on September 10, 2015. The Public Offering closed on  the Close Date. The Company’s Sponsor purchased $11,000,000 of warrants in a private placement at the Close Date.

The Company intends to finance a Business Combination with proceeds from its $450,000,000 Public Offering and $11,000,000 private placement (see Note 3). At the Close Date, $450,000,000 of the proceeds from the Public Offering and private placement were deposited in the Trust Account. At September 30, 2016, all Trust Account funds were invested in a money market account invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act (“Money Market Investments”).

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at September 30, 2016 and the results of operations and cash flows for the period presented. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for the full year or any future periods. The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed by the Company with the SEC. As discussed above in Note 1, the accompanying unaudited interim condensed financial statements have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties that exist about the Company’s ability to continue as a going concern.

Reclassification

Certain amounts in the unaudited interim condensed financial statements at December 31, 2015 have been reclassified to conform to the presentation of financial information at September 30, 2016. These reclassifications have no effect on results as previously reported.

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

Redeemable Ordinary Shares

All 45,000,000 Class A ordinary shares sold as part of the units in the Public Offering contain a redemption feature as discussed in Note 1. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Class A ordinary shares in an amount that would cause its net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at September 30, 2016 and December 31, 2015, 42,937,876 and 42,990,227, respectively, of the Company’s 45,000,000 Class A ordinary shares were classified outside of permanent equity.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss attributable to ordinary shares by the weighted average number of ordinary shares outstanding during the period, plus, to the extent dilutive, the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method. At September 30, 2016, the Company had outstanding warrants for the purchase of up to 22,333,333 Class A ordinary shares. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted net loss per ordinary share because its inclusion would have been anti-dilutive. As a result, diluted net loss per ordinary share is equal to basic net loss per ordinary share.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Administrative Services Agreement

On September 10, 2015, the Company entered into an agreement to pay monthly recurring expenses of $10,000 for office space, administrative and support services to an affiliate of the Sponsor effective at the Close Date. The agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company. For the three and nine months ended September 30, 2016, the Company incurred expenses of $30,000 and $90,000, respectively, under this agreement.

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

On January 4, 2016, funds held in the Trust Account were invested in Money Market Investments, which are considered Level 1 investments under ASC 820. For the three and nine months ended September 30, 2016, the investments held in the Trust Account generated interest income of $227,747 and $628,095, respectively, all of which was reinvested in Money Market Investments. At September 30, 2016, the balance of funds held in the Trust Account was $450,628,095.

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

7. Shareholders’ Equity

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each share with the exception that prior to the completion of a Business Combination only holders of Class F ordinary shares have the right to vote on the election of directors. At September 30, 2016, there were 45,000,000 Class A ordinary shares issued and outstanding, of which 42,937,876 shares were subject to possible redemption.

Class F Ordinary Shares

The Company is authorized to issue 20,000,000 Class F ordinary shares. Holders of the Company’s Class F ordinary shares are entitled to one vote for each ordinary share, plus prior to the completion of a Business Combination only holders of Class F ordinary shares have the right to vote on the election of directors. Class F ordinary shares are automatically converted to Class A ordinary shares on a one-for-one basis, subject to adjustment, at the time of a Business Combination. The Initial Shareholders, the sole holders of Class F ordinary shares, have agreed not to transfer, assign or sell any Class F ordinary shares during the Lock Up Period. At September 30, 2016, there were 11,250,000 Class F ordinary shares issued and outstanding.

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares. The Company’s board of directors has the authority to determine the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the preferred shares of each series. The board of directors may, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of Class A ordinary shares, and which could have anti-takeover effects. At September 30, 2016, there were no shares of preferred stock issued or outstanding.

8. Subsequent Events

Management has performed an evaluation of subsequent events through November 3, 2016, the date the unaudited interim condensed financial statements were issued, noting no subsequent events which require adjustment or disclosure.

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

At September 30, 2016, we held cash of $83,714, current liabilities of $623,258 and deferred underwriting compensation of $15,750,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

For the three and nine months ended September 30, 2016, we earned net income of $13,775 and incurred a net loss of $523,505, respectively. For the three months ended September 30, 2015 and the period from June 3, 2015 (inception) to September 30, 2015, we incurred net losses of $86,630 and $141,130, respectively. Our business activities since our Public Offering have consisted solely of identifying and evaluating prospective acquisition targets for a Business Combination.

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

At September 30, 2016, we had cash held outside of the Trust Account of $83,714, which is available to fund our working capital requirements.

At September 30, 2016, we had current liabilities of $623,258, largely due to costs associated with identifying and evaluating potential Business Combinations. The identification and evaluation of potential Business Combinations is continuing after September 30, 2016 and we therefore expect to incur additional expenses, which may be significant. We expect some portion of these expenses to be paid upon consummation of a Business Combination. We may, however, need to raise additional funds in order to meet the expenditures required for operating our business prior to a Business Combination. We may request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans, but no proceeds from the Trust Account will be utilized for such repayment. Additional funds could also be raised through a private offering of debt or equity. There can be no assurance that we will be able to raise such funds. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Redeemable Ordinary Shares

The 45,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature under which holders of the Class A ordinary shares may redeem all or a portion of their Public Shares upon completion of our Business Combination for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination (including interest, net of taxes payable). In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within an entity’s control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our amended and restated memorandum and articles of association provide that in no event will we redeem our Class A ordinary shares in an amount that would cause our net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at September 30, 2016 and December 31, 2015, 42,937,876 and 42,990,227, respectively, of our 45,000,000 Class A ordinary shares were classified outside of permanent equity.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss attributable to ordinary shares by the weighted average number of ordinary shares outstanding during the period, plus to the extent dilutive the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method. At September 30, 2016, we had outstanding warrants for the purchase of up to 22,333,333 Class A ordinary shares. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted net loss per ordinary share because its inclusion would have been anti-dilutive. As a result, diluted net loss per ordinary share is equal to basic net loss per ordinary share.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification and evaluation of prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues. As the net proceeds from our Public Offering and the sale of the Private Placement Warrants held in the Trust Account have been invested in Money Market Investments, we do not believe there will be any material exposure to interest rate risk. For both the three months and nine months ended September 30, 2016, the effective annualized interest rate earned on our Money Market Investments was 0.2%.

At September 30, 2016, $450,628,095 was held in the Trust Account for the purposes of consummating a Business Combination. If we complete a Business Combination within 24 months after the Close Date, funds in the Trust Account will be used to pay for the Business Combination, redemptions of Class A ordinary shares, if any, the deferred underwriting compensation of $15,750,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Net proceeds of $450,000,000 from the Public Offering and the sale of the Private Placement Warrants, including deferred underwriting discounts of $15,750,000, are held in the Trust Account at September 30, 2016. We paid $9,000,000 in underwriting discounts and incurred offering costs of $1,114,002 related to the Public Offering. In addition, the Underwriters agreed to defer $15,750,000 in underwriting discounts, which amount will be payable when and if a Business Combination is consummated. We also repaid $300,000 in non-interest bearing loans made to us by our Sponsor to cover expenses related to the Public Offering. No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus dated September 10, 2015 which was filed with the SEC.

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

PACE HOLDINGS CORP.

Date: November 3, 2016	By:	/s/ Karl Peterson
Karl Peterson
Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2016	By:	/s/ Dirk Eller
Dirk Eller
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
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