Form 10-K
period 2016-12-31
Pace Holdings Corp.
filed 2017-03-03
CIK 1644509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Registrant’s telephone number, including area code: (817) 871-4000

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

At June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, was approximately $443,250,000 based on the last reported sales price of $9.85 on NASDAQ Stock Market LLC.

At February 23, 2017, there were 45,000,000 Class A ordinary shares, $0.0001 par value, and 11,250,000 Class F ordinary shares, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

References to the “Company,” “our,” “us” or “we” refer to Pace Holdings Corp., a blank check company incorporated on June 3, 2015 as a Cayman Islands exempted company. References to our “Sponsor” refer to TPG Pace Sponsor, LLC (formerly TPACE Sponsor Corp. until its re-registration as a limited liability company under the name TPG Pace Sponsor, LLC on February 8, 2017), an affiliate of Mr. Karl Peterson, our President, Chief Executive Officer and Director, Mr. David Bonderman, our Chairman, and Mr. James Coulter, our Director. References to “TPG” refer collectively to TPG Global, LLC and its affiliates, including our Sponsor. TPG is a leading global private investment firm founded in 1992 with over $74 billion of assets under management as of September 30, 2016 and offices in San Francisco, Fort Worth, Austin, Beijing, Dallas, Hong Kong, Houston, Istanbul, London, Luxembourg, Melbourne, Moscow, Mumbai, New York, São Paulo, Shanghai, Singapore, Tokyo and Toronto. References to our “Public Offering” refer to the initial public offering of Pace Holdings Corp. which closed on September 16, 2015 (the “Close Date”).

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

PART I

Item 1. Business.

Introduction

We are a blank check company incorporated on June 3, 2015 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We have reviewed a number of opportunities to enter into a Business Combination and intend to enter into the Proposed Business Combination described below under “Recent Developments”. However, we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

Prior to our Public Offering, on June 30, 2015, our Sponsor purchased 10,062,500 Class F ordinary shares, par value $0.0001 per share, for an aggregate purchase price of $25,000, or approximately $0.002 per share. On September 4, 2015, our Sponsor transferred 35,000 Class F ordinary shares to each of our four independent directors at their original purchase price. Immediately prior to the pricing of the Public Offering on September 10, 2015, the Company effected a capitalization of 1,437,500 Class F ordinary shares to our Sponsor and our four independent directors (collectively, the “Initial Shareholders”), resulting in an aggregate issuance of 11,500,000 Class F ordinary shares (the “Founder Shares”), of which 1,500,000 shares were subject to forfeiture by our Sponsor if the underwriters’ over-allotment option was not exercised in full by a specified date. On October 25, 2015, our Sponsor forfeited 250,000 Founder Shares on the expiration of the unexercised portion of the underwriters’ over-allotment option so that the Founder Shares would represent 20% of the total ordinary shares outstanding. Following the capitalization and forfeiture, our Sponsor held 11,090,000 Founder Shares and each of our four independent directors held 40,000 Founder Shares.

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

We received gross proceeds from the Public Offering and the sale of the Private Placement Warrants of $450,000,000 and $11,000,000, respectively, for an aggregate of $461,000,000. $450,000,000 of the gross proceeds were deposited in a trust account with Continental Stock Transfer and Trust Company (“Trustee”) acting as Trustee (the “Trust Account”). At the Close Date, the remaining $11,000,000 was held outside of the Trust Account, of which $9,000,000 was used to pay underwriting discounts and $300,000 was used to repay notes payable to our Sponsor, with the balance reserved to pay accrued offering and formation costs, business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Interest income on the funds held in the Trust Account may be released to us to pay tax obligations. At December 31, 2016, funds held in the Trust Account consisted solely of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries.

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

On December 9, 2016, we formed Porto Holdco B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) (“Holdco”), and New PACE Holdings Corp., a Cayman Islands exempted company (“New Pace”), in contemplation of a business combination. Holdco is a wholly owned subsidiary of us. New Pace is a wholly owned subsidiary of Holdco.

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

Recent Developments

Proposed Business Combination

On December 13, 2016, we, Playa Hotels & Resorts B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) (“Playa”), Holdco and New PACE entered into a Transaction Agreement (as amended on February 6, 2017 and as it may be further amended from time to time, the “Transaction Agreement”), providing for a business combination (the “Proposed Business Combination”). The corporate form of Holdco will be converted to a Dutch public limited liability company prior to consummation of the Proposed Business Combination. Upon the terms and subject to the conditions of the Transaction Agreement, we and Playa have agreed to effect a transaction that would replicate the economics of a merger of us and Playa.

Playa is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. Playa owns a portfolio consisting of 13 resorts (6,142 rooms) located in Mexico, the Dominican Republic and Jamaica.

The Transaction Agreement and the transactions contemplated thereby (the “Transactions”) were unanimously approved by the Board of Directors of the Company on December 12, 2016.

On December 19, 2016, Holdco filed with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-4 (the “Form S-4”) in connection with the Proposed Business Combination between the Company and Playa. The Form S-4 was declared effective by the SEC on February 10, 2017.

On March 1, 2017, we held a shareholders’ meeting at which our shareholders voted to, among other things, adopt the Transaction Agreement and approve the Transactions. The Transactions are subject to certain conditions and are not expected to close before March 10, 2017 unless the parties agree otherwise. There can be no assurance that the Transactions will close. If the Transactions are not consummated, we will continue to review opportunities to enter into a Business Combination with another target business. In such event, there can be no assurance that we will complete a Business Combination with any other target business.

For additional information regarding the Transaction Agreement, the Transactions and Playa, including the risks and uncertainties regarding the Transactions and Playa’s business, see the Definitive Proxy Statement on Schedule 14A relating to the Transactions filed by the Company with the SEC on February 13, 2017 (the “Proxy Statement”).

Other than as specifically discussed herein, this annual report on Form 10-K does not give effect to the Transactions.

The Transaction Agreement

Subject to the terms and conditions of the Transaction Agreement:

•

We will enter into a warrant agreement with our Sponsor, pursuant to which we will issue warrants to acquire Class A ordinary shares, par value $0.0001 per share, which warrants will, pursuant to the Pace Merger, be exchanged for warrants to acquire ordinary shares, par value € 0.10 per share, of Holdco (each, a “Holdco Share”), in each case, upon the occurrence of certain events;

•

We will enter into certain securities purchase agreements (the “Securities Purchase Agreements”) with the holders of Playa’s preferred shares (the “Playa Preferred Shareholders”) to acquire all of the preferred shares, par value $0.01 per share, of Playa (the “Playa Preferred Shares”) for an aggregate consideration value of approximately $346,000,000 plus additional arrearages and any accrued but unpaid dividends after December 31, 2016 through the closing of the Proposed Business Combination, subject to, in the case of the acquisition of Playa Preferred Shares from HI Holdings Playa B.V. (“HI Holdings Playa”), adjustment if any of the Playa Preferred Shares are converted into Playa Common Shares following the date of the Transaction Agreement pursuant to the Securities Purchase Agreement entered into with HI Holdings Playa which, following acquisition of the Playa Preferred Shares from the Playa Preferred Shareholders, will be held by Holdco as our successor in interest under the Securities Purchase Agreements;

•	The Sponsor will surrender for no consideration (i) 3,750,000 Founder Shares and (ii) 7,333,333 Private Placement Warrants;
•	We will merge with and into New Pace, with New Pace being the surviving company in such merger (the “Pace Merger”);

•

Following the consummation of the Pace Merger, Holdco, as our successor in interest by means of assignment under the Securities Purchase Agreements with the Playa Preferred Shareholders, will acquire all of the Playa Preferred Shares from the Playa Preferred Shareholders; and

•	Playa will merge with and into Holdco, with Holdco being the surviving company in such merger (the “Playa Merger”).

Upon the closing of the Transactions, our securities will be delisted from NASDAQ. The Holdco shares and warrants are expected to be listed on the NASDAQ and trade under the symbols “PLYA” and “PLYAW”, respectively, following completion of the Transactions. There can be no assurance that the Holdco securities will be listed on the NASDAQ.

Private Placement Subscription Agreements

In connection with the execution of the Transaction Agreement, we entered into subscription agreements with certain investors, including affiliates and certain members of our management, pursuant to which such investors agreed to subscribe for and purchase, and we agreed to issue and sell to such investors, newly issued Class A Shares for gross proceeds of approximately $50,000,000 at the time of the Proposed Business Combination (the “Business Combination Private Placement”). At the effective time of the Pace Merger, each Class A Share purchased in the Business Combination Private Placement will be exchanged for an equivalent number of New Pace Class A Shares upon consummation of the Pace Merger, which such shares will be issued to the exchange agent and, immediately after the Pace Merger and prior to the consummation of the Playa Merger, will be exchanged for an equivalent number of Holdco Shares. The Business Combination Private Placement is contingent upon, among other things, the closing of the Proposed Business Combination.

In addition, prior to the consummation of the Proposed Business Combination, Holdco intends to offer up to $1,000,000 of Holdco Shares to Playa employees, their family members and persons with business relationships with Playa. The offer price will equal the effective price per Class A share paid by investors unaffiliated with the Company in the Business Combination Private Placement. The closing of this offering is contingent upon, among other things, the closing of the Proposed Business Combination and is expected to occur after the closing of the Proposed Business Combination. The number of shares sold pursuant to this offering will reduce by an equivalent number of Holdco Shares the commitment of certain affiliates and members of our management to purchase Class A shares in the Business Combination Private Placement.

The Proposed Business Combination is subject to certain conditions and its closing cannot be assured.

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

Financial Position

With funds available for a Business Combination of approximately $435,419,249, including interest earned through December 31, 2016, assuming no redemptions and after payment of $15,750,000 of deferred underwriting discounts, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

If we were to expend all proceeds of our Public Offering held outside of the Trust Account, and without taking into account interest earned on the Trust Account, the per-share redemption amount received by public shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by public shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers other than our independent auditors, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. At December 31, 2016, we had access to up to $144,046 from the proceeds of Sponsor loans under a promissory note issued to the Sponsor on November 10, 2016, plus access to up to $1,000,000 under said promissory note, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

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

We are required to evaluate our internal control procedures as of December 31, 2016 as required by the Sarbanes-Oxley Act. Effective December 31, 2016, we are deemed to be an accelerated filer, and we will be required to have our internal control procedures audited as of December 31, 2017. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such target business to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete a business acquisition with such a target business.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. For risk factors related to Playa and the Transactions, see the Proxy Statement filed by the Company with the SEC on February 13, 2017.

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

At December 31, 2016, we have $144,046 available to us outside the Trust Account plus access to up to $1,000,000 under a promissory note issued to our Sponsor to fund our working capital requirements. The funds available to us outside of our Trust Account may not be sufficient to allow us to operate for at least the 24 months after the Close Date assuming that our Business Combination is not completed during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds, whether as a result of our breach or otherwise, we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. On January 4, 2016, the proceeds held in the Trust Account were invested by the Trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds is restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a Business Combination. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we are unable to complete our Business Combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our Trust Account (or less than $10.00 per share in certain circumstances where a third party brings a claim against us that our Sponsor is unable to indemnify) and our Warrants will expire worthless.

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

In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on NASDAQ.  We did not hold a shareholder meeting in 2016. On January 5, 2017, we received a letter from the staff of the Listing Qualifications Department of NASDAQ notifying us that we no longer comply with certain of the listing rules for continued listing due to our failure to hold an annual meeting in 2016. On February 21, 2017, we submitted a response to NASDAQ. There is no requirement under the Companies Law for us to hold annual or general meetings or elect directors. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to discuss company affairs with management. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the election of directors prior to consummation of our Business Combination.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class F ordinary shares, par value $0.0001 per share and 1,000,000 undesignated preferred shares, par value $0.0001 per share. At December 31, 2016, there are 155,000,000 and 8,750,000 authorized but unissued Class A and Class F ordinary shares available, respectively, for issuance, which amount includes shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the outstanding Class F ordinary shares. Class F ordinary shares are automatically convertible into Class A ordinary shares at the time of our Business Combination, initially at a one-for-one ratio but subject to adjustment as set forth herein. At December 31, 2016 there are no preferred shares issued and outstanding.

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

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt,  in connection with the completion of a Business Combination, we may choose to incur substantial debt to complete our Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

We have, assuming no redemptions of Public Shares, funds available for a Business Combination of approximately $435,419,249, including interest earned through December 31, 2016 and after payment of $15,750,000 of deferred underwriting discounts at the date of a Business Combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K as of December 31, 2016. Effective December 31, 2016 we were deemed to be an accelerated filer, and we will be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting as of December 31, 2017. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per Unit as reported on the NASDAQ for the period from September 11, 2015 (the first day on which our Units began trading) through December 31, 2016, and our Class A ordinary shares and Warrants for the period from October 28, 2015 (the first day on which our Class A ordinary shares and Warrants were traded separately) through December 31, 2016.

			Class A ordinary
	Units (PACEU)		shares (PACE)		Warrants (PACEW)
	High	Low	High	Low	High	Low
Year ended December 31, 2016:
Quarter ended March 31, 2016	$10.17	$9.20	$9.90	$9.50	$0.50	$0.11
Quarter ended June 30, 2016	$10.05	$9.80	$9.88	$9.50	$0.50	$0.18
Quarter ended September 30, 2016	$10.50	$9.94	$9.93	$9.75	$0.50	$0.21
Quarter ended December 31, 2016	$10.80	$10.15	$10.40	$9.84	$0.95	$0.35
Year ended December 31, 2015:
Quarter ended September 30, 2015 (1)	$10.30	$10.03	N/A	N/A	N/A	N/A
Quarter ended December 31, 2015 (2)	$10.90	$9.90	$10.25	$9.60	$0.60	$0.45

(1)	Beginning on September 11, 2015 with respect to PACEU.
(2)	Beginning on October 28, 2015 with respect to PACE and PACEW.

(b) Holders

At February 23, 2017, there was one holder of record of our Units, one holder of record of our separately traded Class A ordinary shares, and one holder of record of our separately traded Warrants.

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

d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

e) Performance Graph

The graph below compares the cumulative total return for our Units from January 4, 2016 through December 31, 2016 with the comparable cumulative return of three indices: the S&P 500 Index (“S&P 500”), the Dow Jones Industrial Average Index (“DJIA”) and NASDAQ. The graph assumes $100 invested on January 4, 2016 in each of our Units and the three indices presented.

f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On June 30, 2015, our Sponsor purchased 10,062,500 Class F ordinary shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. On September 4, 2015, our Sponsor transferred 35,000 Class F ordinary shares to each of our four independent directors at their original purchase price. Immediately prior to the pricing of the Public Offering , on September 10, 2015, our board of directors effected a capitalization of 1,437,500 Class F ordinary shares to the Initial Shareholders, resulting in an aggregate issuance of 11,500,000 Founder Shares of which 1,500,000 shares were subject to forfeiture by our Sponsor if the underwriters’ over-allotment option was not exercised in full by a specified date. On October 25, 2015, our Sponsor forfeited 250,000 Founder Shares on the expiration of the unexercised portion of the underwriters’ over-allotment option so that the Founder Shares would represent 20% of the total ordinary shares outstanding. Following the capitalization and forfeiture, our Sponsor held 11,090,000 Founder Shares and each of our four independent directors held 40,000 Founder Shares.

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

Net proceeds of $450,000,000 from the Public Offering and the sale of the Private Placement Warrants, including deferred underwriting discounts of $15,750,000, are held in the Trust Account at December 31, 2016. We paid $9,000,000 in underwriting discounts and incurred offering costs of $1,114,002 related to the Public Offering. In addition, the Underwriters agreed to defer $15,750,000 in underwriting discounts, which amount will be payable when and if a Business Combination is consummated. We also repaid $300,000 in non-interest bearing loans made to us by our Sponsor to cover expenses related to the Public Offering. No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus dated September 10, 2015 which was filed with the SEC.

Item 6. Selected Financial Data.

The following table summarizes selected historical financial data and should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Statement of Operations Data
		For the Period
	For the	from June 3,
	Year Ended	2015 (inception) to
	December 31, 2016	December 31, 2015
Net loss attributable to ordinary shares	$(3,552,905)	$(258,727)
Per share data:
Basic and diluted net loss per ordinary share	$(0.27)	$(0.04)
Basic and diluted weighted average ordinary shares outstanding (excluding shares subject to possible redemption)	13,290,649	6,228,213

Balance Sheet Data
	December 31, 2016	December 31, 2015
Total assets	$451,169,249	$451,270,085
Total liabilities	$19,819,883	$16,367,814
Working capital	$431,349,366	$434,902,271
Class A ordinary shares subject to possible redemption	$426,349,360	$429,902,270
Shareholders' equity	$5,000,006	$5,000,001

At December 31, 2016 total assets included $450,898,287 held in the Trust Account which is available to us for the purposes of consummating a Business Combination within the time period described in this Annual Report on Form 10-K, of which $15,750,000 is payable for deferred underwriting fees upon consummation of a Business Combination. If a Business Combination is not consummated within 24 months of the Close Date, we will be dissolved and the proceeds held in the Trust Account will be distributed solely to holders of our Public Shares.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on June 3, 2015 and formed for the purpose of effecting a Business Combination in the form of a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more target businesses. We have reviewed a number of opportunities to enter into a Business Combination and intend to enter into the Proposed Business Combination described below under “Recent Developments”. However, we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business. We intend to consummate a Business Combination using cash from the proceeds of our Public Offering and the sale of the Private Placement Warrants, and from additional issuances of, if any, our capital stock and debt, or a combination of cash, stock and debt.

At December 31, 2016, we had cash of $144,046, current liabilities of $4,069,883 and deferred underwriting compensation of $15,750,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

Proposed Business Combination

On December 13, 2016, we, Playa, Holdco and New Pace entered into the Transaction Agreement and certain other agreements related to the Transactions. The corporate form of Holdco will be converted to a Dutch public limited liability company prior to consummation of the Business Combination. Upon the terms and subject to the conditions of the Transaction Agreement, we and Playa have agreed to effect a transaction that would replicate the economics of a merger of Pace and Playa.

Playa is a leading owner, operator and developer of all-inclusive resorts in prime beachfront locations in popular vacation destinations in Mexico and the Caribbean. Playa owns a portfolio consisting of 13 resorts (6,142 rooms) located in Mexico, the Dominican Republic and Jamaica.

The Transaction Agreement and the transactions contemplated thereby (the “Transactions”) were unanimously approved by the Board of Directors of the Company on December 12, 2016.

On December 19, 2016, Holdco filed with the SEC the Form S-4 in connection with the Proposed Business Combination between the Company and Playa. The Form S-4 was declared effective by the SEC on February 10, 2017.

On March 1, 2017, we held a shareholders’ meeting at which our shareholders voted to, among other things, adopt the Transaction Agreement and approve the Transactions. The Transactions are subject to certain conditions and are not expected to close before March 10, 2017 unless the parties agree otherwise. There can be no assurance that the Transactions will close. If the Transactions are not consummated, we will continue to review opportunities to enter into Business Combination with another target business. In such event, there can be no assurance that we will complete a Business Combination with any other target business.

For additional information regarding the Transaction Agreement, the Transactions and Playa, including the risks and uncertainties regarding the Transactions and Playa’s business, see the Proxy Statement filed by the Company with the SEC on February 13, 2017.

The Transaction Agreement

Subject to the terms and conditions of the Transaction Agreement:

•

We will enter into a warrant agreement with our Sponsor, pursuant to which we will issue warrants to acquire Class A ordinary shares, par value $0.0001 per share, which warrants will, pursuant to the Pace Merger, be exchanged for warrants to acquire Holdco Shares, in each case, upon the occurrence of certain events;

•

We will enter into Securities Purchase Agreements with the Playa Preferred Shareholders to acquire all of the Playa Preferred Shares for an aggregate consideration value of approximately $346,000,000 plus additional arrearages and any accrued but unpaid dividends after December 31, 2016 through the closing of the Proposed Business Combination, subject to, in the case of the acquisition of Playa Preferred Shares from HI Holdings Playa, adjustment if any of the Playa Preferred Shares are converted into Playa Common Shares following the date of the Transaction Agreement pursuant to the Securities Purchase Agreement entered into with HI Holdings Playa which, following acquisition of the Playa Preferred Shares from the Playa Preferred Shareholders, will be held by Holdco as our successor in interest under the Securities Purchase Agreements;

•	The Sponsor will surrender for no consideration (i) 3,750,000 Founder Shares and (ii) 7,333,333 Private Placement Warrants;
•	We will merge with and into New Pace, with New Pace being the surviving company in the Pace Merger;
•

Following the consummation of the Pace Merger, Holdco, as our successor in interest by means of assignment under the Securities Purchase Agreements with the Playa Preferred Shareholders, will acquire all of the Playa Preferred Shares from the Playa Preferred Shareholders; and

•	Playa will merge with and into Holdco, with Holdco being the surviving company in the Playa Merger.

Upon the closing of the Transactions, our securities will be delisted from NASDAQ. The Holdco shares and warrants are expected to be listed on the NASDAQ and trade under the symbols “PLYA” and “PLYAW”, respectively, following completion of the Transactions. There can be no assurance that the Holdco securities will be listed on the NASDAQ.

Private Placement Subscription Agreements

In connection with the execution of the Transaction Agreement, we entered into subscription agreements with certain investors, including affiliates and certain members of our management, pursuant to which such investors agreed to subscribe for and purchase, and we agreed to issue and sell to such investors, newly issued Class A Shares in the “Business Combination Private Placement. At the effective time of the Pace Merger, each Class A Share purchased in the Business Combination Private Placement will be exchanged for an equivalent number of New Pace Class A Shares upon consummation of the Pace Merger, which such shares will be issued to the exchange agent and, immediately after the Pace Merger and prior to the consummation of the Playa Merger, will be exchanged for an equivalent number of Holdco Shares. The Business Combination Private Placement is contingent upon, among other things, the closing of the Proposed Business Combination.

In addition, prior to the consummation of the Proposed Business Combination, Holdco intends to offer up to $1,000,000 of Holdco Shares to Playa employees, their family members and persons with business relationships with Playa. The offer price will equal the effective price per Class A share paid by investors unaffiliated with the Company in the Business Combination Private Placement. The closing of this offering is contingent upon, among other things, the closing of the Proposed Business Combination and is expected to occur after the closing of the Proposed Business Combination. The number of shares sold pursuant to this offering will reduce by an equivalent number of Holdco Shares the commitment of certain affiliates and members of our management to purchase Class A shares in the Business Combination Private Placement.

NASDAQ Notice

On January 5, 2017, we received a letter from the staff of the Listing Qualifications Department of The Nasdaq Stock Market (“NASDAQ”) notifying us that we no longer comply with NASDAQ Listing Rule 5620(a) for continued listing due to our failure to hold an annual meeting of shareholders within twelve months of the end of our fiscal year ended December 31, 2015. We had 45 calendar days from January 5, 2017 to submit a plan to regain compliance.

On February 21, 2017, we submitted our plan to NASDAQ. If NASDAQ accepts the Company’s plan, NASDAQ may grant an exception of up to 180 calendar days from the fiscal year end, or until June 29, 2017, to regain compliance.

Shareholders’ Meeting

On March 1, 2017, we held a shareholders’ meeting at which our shareholders voted to, among other things, adopt the Transaction Agreement and approve the Transactions. The Transactions are subject to certain conditions and are not expected to close before March 10, 2017 unless the parties agree otherwise. There can be no assurance that the Transactions will close. If the Transactions are not consummated, we will continue to review opportunities to enter into a Business Combination with another target business. In such event, there can be no assurance that we will complete a Business Combination with any other target business.

Results of Operations

For the year ended December 31, 2016, we incurred a net loss of $3,552,905. For the period from June 3, 2015 (“Inception”) to December 31, 2015, we incurred a net loss of $258,727. Our business activities from Inception through December 31, 2016 consisted solely of completing our Public Offering, and identifying, evaluating and undertaking a Business Combination.

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

At December 31, 2016, funds held in the Trust Account consisted solely of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that we are subject to material interest rate risk.

At December 31, 2016, we had cash held outside of the Trust Account of $144,046, which is available to fund our working capital requirements. Additionally, we had up to $1,000,000 available to us under an unsecured promissory note issued to our Sponsor (the “Note”) on November 9, 2016. The Note allows for borrowings of up to $1,250,000, and had a balance due of $250,000 at December 31, 2016.

At December 31, 2016, we had current liabilities of $4,069,883, largely due to amounts owed to professionals, consultants, advisors and others who performed services related to our identifying, evaluating and undertaking a Business Combination. The process of undertaking a Business Combination is continuing after December 31, 2016 and additional expenses will be incurred. Such expenses may be significant, and we expect some portion of these expenses to be paid upon consummation of a Business Combination. We may request loans from our Sponsor, affiliates of our Sponsor or certain of our executive officers and directors to fund our working capital requirements prior to completing a Business Combination. We may use working capital to repay such loans, but no proceeds from the Trust Account will be utilized for such repayment. Additional funds could also be raised through a private offering of debt or equity. Our Sponsor, affiliates of our Sponsor, executive officers and directors are not obligated to make loans to us, and we may not be able to raise additional funds from unaffiliated parties. If we are unable to fund future working capital needs, if any, prior to completion of a Business Combination, our ability to continue as a going concern may be impaired.

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

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

Redeemable Ordinary Shares

The 45,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature under which holders of the Class A ordinary shares may redeem all or a portion of their Public Shares upon completion of our Business Combination for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination (including interest, net of taxes payable). In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within an entity’s control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our amended and restated memorandum and articles of association provide that in no event will we redeem our Class A ordinary shares in an amount that would cause our net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at December 31, 2016 and 2015, 42,634,936 and 42,990,227, respectively, of our 45,000,000 Class A ordinary shares were classified outside of permanent equity.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss attributable to ordinary shares by the weighted average number of ordinary shares outstanding during the period, plus to the extent dilutive the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method. At December 31, 2016, we had outstanding warrants for the purchase of up to 22,333,333 Class A ordinary shares. For the period presented, the weighted average of these shares was excluded from the calculation of diluted net loss per ordinary share because its inclusion would have been anti-dilutive. As a result, diluted net loss per ordinary share is equal to basic net loss per ordinary share.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification, evaluation and undertaking of a Business Combination. We have neither engaged in any operations nor generated any revenues. At December 31, 2016, the net proceeds from our Public Offering and the sale of the Private Placement Warrants held in the Trust Account were comprised entirely of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

At December 31, 2016, $450,898,287 was held in the Trust Account for the purposes of consummating a Business Combination. If we complete a Business Combination within 24 months after the Close Date, funds in the Trust Account will be used to pay for the Business Combination, redemptions of Class A ordinary shares, if any, deferred underwriting compensation of $15,750,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

We have not engaged in any hedging activities since our Inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Pace Holdings Corp.:

We have audited the accompanying consolidated balance sheets of Pace Holdings Corp. as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2016 and the period from June 3, 2015 (inception) to December 31, 2015, and the related notes to the consolidated financial statements. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pace Holdings Corp. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended December 31, 2016 and period from June 3, 2015 (inception) to December 31, 2015, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has current liabilities in excess of cash on hand and its lack of resources to pay the current liabilities raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements and related notes to the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/KPMG LLP

Fort Worth, Texas
March 3, 2017

Pace Holdings Corp.

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash	$144,046	$1,117,746
Prepaid expenses	126,916	152,339
Total current assets	270,962	1,270,085
Investments held in Trust Account	450,898,287	450,000,000
Total assets	$451,169,249	$451,270,085
Liabilities and Shareholders' Equity
Current liabilities:
Accrued professional fees and other expenses	$3,819,883	$52,010
Notes payable- related party	250,000	—
Accrued offering costs	—	565,804
Total current liabilities	4,069,883	617,814
Deferred underwriting compensation	15,750,000	15,750,000
Total liabilities	19,819,883	16,367,814
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 42,634,936 and 42,990,227 shares at December 31, 2016 and 2015, respectively, at a redemption value of $10.00 per share	426,349,360	429,902,270
Shareholders' equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized, 2,365,064 shares issued and outstanding (excluding 42,634,936 shares subject to possible redemption) at December 31, 2016, and 2,009,773 shares issued and outstanding (excluding 42,990,227 shares subject to possible redemption) at December 31, 2015	237	201
Class F ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 11,250,000 shares issued and outstanding	1,125	1,125
Additional paid-in capital	8,810,276	5,257,402
Accumulated deficit	(3,811,632)	(258,727)
Total shareholders' equity	5,000,006	5,000,001
Total liabilities and shareholders' equity	$451,169,249	$451,270,085

The accompanying notes are an integral part of these consolidated financial statements.

Pace Holdings Corp.

Consolidated Statements of Operations

		For the Period
	For the Year	from June 3,
	Ended	2015 (inception) to
	December 31, 2016	December 31, 2015
Revenue	$—	$—
Professional fees and other expenses	4,451,192	192,622
Organizational costs	—	66,105
Loss from operations	(4,451,192)	(258,727)
Interest income	898,287	—
Net loss attributable to ordinary shares	$(3,552,905)	$(258,727)
Net loss per ordinary share:
Basic and diluted	$(0.27)	$(0.04)
Weighted average ordinary shares outstanding (excluding shares subject to possible redemption):
Basic and diluted	13,290,649	6,228,213

The accompanying notes are an integral part of these consolidated financial statements.

Pace Holdings Corp.

Consolidated Statement of Shareholders’ Equity

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Sale of Class F ordinary shares on June 30, 2015 to Sponsor at $0.002 per share	—	$—	—	$—	10,062,500	$1,006	$23,994	$—	$25,000
Capitalization of Class F ordinary shares on September 10, 2015	—	—	—	—	1,437,500	144	(144)	—	—
Proceeds from initial public offering of Units on September 16, 2015 at $10.00 per Unit	—	—	45,000,000	4,500	—	—	449,995,500	—	450,000,000
Sale of 22,000,000 Private Placement Warrants to Sponsor on September 16, 2015 at $0.50 per Private Placement Warrant	—	—	—	—	—	—	11,000,000	—	11,000,000
Underwriters discounts	—	—	—	—	—	—	(9,000,000)	—	(9,000,000)
Offering costs charged to additional paid-in capital	—	—	—	—	—	—	(1,114,002)	—	(1,114,002)
Deferred underwriting compensation	—	—	—	—	—	—	(15,750,000)	—	(15,750,000)
Class F ordinary shares forfeited by Sponsor on October 25, 2015	—	—	—	—	(250,000)	(25)	25	—	—
Class A ordinary shares subject to possible redemption; 42,990,227 shares at a redemption value of $10.00 per share	—	—	(42,990,227)	(4,299)	—	—	(429,897,971)	—	(429,902,270)
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	(258,727)	(258,727)
Balance at December 31, 2015	—	$—	2,009,773	$201	11,250,000	$1,125	$5,257,402	$(258,727)	$5,000,001
Change in shares subject to possible redemption	—	—	355,291	36	—	—	3,552,874	—	3,552,910
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	(3,552,905)	(3,552,905)
Balance at December 31, 2016	—	$—	2,365,064	$237	11,250,000	$1,125	$8,810,276	$(3,811,632)	$5,000,006

The accompanying notes are an integral part of these consolidated financial statements.

Pace Holdings Corp.

Consolidated Statements of Cash Flows

		For the Period
	For the Year	from June 3,
	Ended	2015 (inception) to
	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net loss attributable to ordinary shares	$(3,552,905)	$(258,727)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	25,423	(152,339)
Accrued professional fees and other expenses	3,767,873	52,010
Accrued formation costs	(565,804)	—
Interest on investments held in Trust Account	(898,287)	—
Net cash used in operating activities	(1,223,700)	(359,056)
Cash flows from investing activities:
Proceeds deposited into Trust Account	—	(450,000,000)
Net cash used in investing activities	—	(450,000,000)
Cash flows from financing activities:
Proceeds from sale of Class F ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units in initial public offering	—	450,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	—	11,000,000
Proceeds of notes payable from Sponsor	250,000	300,000
Payment of underwriters discounts	—	(9,000,000)
Payment of accrued offering costs	—	(548,198)
Repayment of notes payable from Sponsor	—	(300,000)
Net cash provided by financing activities	250,000	451,476,802
Net change in cash	(973,700)	1,117,746
Cash at beginning of period	1,117,746	—
Cash at end of period	$144,046	$1,117,746
Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$15,750,000	$15,750,000
Accrued offering costs	$—	$565,804

The accompanying notes are an integral part of these consolidated financial statements.

Pace Holdings Corp.

Notes to Consolidated Financial Statements

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

On December 9, 2016, the Company formed Porto Holdco B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) (“Holdco”), and New PACE Holdings Corp., a Cayman Islands exempted company (“New Pace”), in contemplation of a business combination. Holdco is a wholly owned subsidiary of the Company. New Pace is a wholly owned subsidiary of Holdco.

On December 13, 2016, the Company, Playa Hotels & Resorts B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) (“Playa”), Porto Holdco B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) (“Holdco”), and New PACE Holdings Corp., a Cayman Islands exempted company (“New Pace”), entered into a Transaction Agreement (as amended on February 6, 2017 and as it may be further amended from time to time, the “Transaction Agreement”), providing for a business combination involving the Company and Playa (the “Business Combination”).  The corporate form of Holdco will be converted to a Dutch public limited liability company prior to consummation of the Business Combination. Upon the terms and subject to the conditions of the Transaction Agreement, the Company and Playa have agreed to effect a transaction that would replicate the economics of a merger of the Company and Playa.

The Transaction Agreement and the transactions contemplated thereby (the “Transactions”) were unanimously approved by the Board of Directors of the Company on December 12, 2016.

On December 19, 2016, Holdco filed with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-4 (the “Form S-4”) in connection with the Proposed Business Combination. The Form S-4 and subsequent amendments thereof constitutes a prospectus of Holdco and includes a proxy statement of the Company. On February 10, 2017, the Form S-4 was declared effective by the SEC. On February 13, 2017, the Company filed with the United States Securities and Exchange Commission (the “SEC”) a Definitive Proxy Statement on Schedule 14A relating to the Transactions.

In connection with the execution of the Transaction Agreement, the Company entered into subscription agreements with certain investors, including affiliates and certain members of the Company’s management, pursuant to which such investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to such investors, newly issued Class A Shares for gross proceeds of approximately $50,000,000 at the time of the Business Combination.

All activity for the period from June 3, 2015 (“Inception”) through December 31, 2016 relates to the Company’s formation and initial public offering of units consisting of the Company’s Class A ordinary shares and warrants to purchase Class A ordinary shares (the “Public Offering”) and the identification, evaluation and undertaking of a Business Combination. The Company will not generate any operating revenues until after completion of a Business Combination at the earliest. The Company has selected December 31st as its fiscal year end.

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

In addition, at December 31, 2016, the Company had cash on hand of $144,046 and current liabilities of $4,069,883 largely due to amounts owed to professionals, consultants, advisors and others who are working on completing a Business Combination. Such work is continuing after December 31, 2016 and amounts are continuing to accrue. The Company's ability to continue as a going concern is dependent upon its ability to consummate a Business Combination or obtain additional funds. On March 1, 2017, the Company’s shareholders voted to, among other things, adopt the Transaction Agreement and approve the Transactions. The Transactions are subject to certain conditions and are not expected to close before March 10, 2017 unless the parties agree otherwise. There can be no assurance that the Transactions will close. Management's options for obtaining additional working capital include potentially requesting loans from the Sponsor or affiliates of the Sponsor, or certain of the Company’s executive officers or directors. Additional funds could also be raised through a private offering of debt or equity. There can be no assurance that the Company will be able to raise such funds. The uncertainty regarding the lack of resources to pay the above noted liabilities raises substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about the Company’s ability to continue as a going concern.

Financing

The registration statement for the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on September 10, 2015. The Public Offering closed on September 16, 2015 (the “Close Date”). The Company’s Sponsor purchased $11,000,000 of warrants in a private placement at the Close Date.

The Company intends to finance a Business Combination with proceeds from its $450,000,000 Public Offering and $11,000,000 private placement (see Note 3). At the Close Date, $450,000,000 of the proceeds from the Public Offering and private placement were deposited in the Trust Account. At December 31, 2016, all Trust Account funds were invested in a money market account invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act (“Money Market Investments”).

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at December 31, 2016 and 2015, and the results of operations and cash flows for the periods presented.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Reclassification

Certain amounts in the financial statements at December 31, 2015 have been reclassified to conform to the presentation of financial information at December 31, 2016. These reclassifications have no effect on results as previously reported.

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

Financial Instruments

The fair values of the Company’s assets and liabilities which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the balance sheets due to their short-term nature.

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

Redeemable Ordinary Shares

All 45,000,000 Class A ordinary shares sold as part of the units in the Public Offering contain a redemption feature as discussed in Note 1. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Class A ordinary shares in an amount that would cause its net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at December 31, 2016 and 2015, 42,634,936 and 42,990,227, respectively, of the Company’s 45,000,000 Class A ordinary shares were classified outside of permanent equity.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss attributable to ordinary shares by the weighted average number of ordinary shares outstanding during the period, plus, to the extent dilutive, the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method. At December 31, 2016, the Company had outstanding warrants for the purchase of up to 22,333,333 Class A ordinary shares. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted net loss per ordinary share because its inclusion would have been anti-dilutive. As a result, diluted net loss per ordinary share is equal to basic net loss per ordinary share.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes for the Company are not reflected in the Company’s consolidated financial statements.

Certain costs relating to the incorporation a subsidiary of the Company are deductible for income tax purposes in the Netherlands, and resulted in the generation of a deferred tax asset of $11,922 that was offset by a valuation allowance. An effective tax rate of 25% was utilized to compute the deferred tax asset.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

Related Party Notes

On November 9, 2016, the Company issued an unsecured promissory note to the Sponsor that provides for the Sponsor to advance the Company up to $1,250,000 (the “Note”). The Note is non-interest bearing with all unpaid principal due and payable on the first to occur of (i) September 15, 2017, or (ii) the date on which the Company consummates a business combination. Funds in the Trust Account will not be used to repay any amounts outstanding under the Note if the Company does not complete a Business Combination. On November 18, 2016, the Company borrowed $250,000 under the Note. The outstanding balance on the Note at December 31, 2016 was $250,000.

Between Inception and the Close Date, the Sponsor loaned the Company $300,000 in unsecured promissory notes. The funds were used to pay up front expenses associated with the Public Offering. These notes were non-interest bearing and were repaid in full to the Sponsor at the Close Date.

Administrative Services Agreement

On September 10, 2015, the Company entered into an agreement to pay monthly recurring expenses of $10,000 for office space, administrative and support services to an affiliate of the Sponsor effective at the Close Date. The agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company. For the year ended December 31, 2016 and the period from Inception to December 31, 2015, the Company incurred expenses of $120,000 and $35,000, respectively, under this agreement.

Subscription Agreements

On December 13, 2016, the Company and Holdco entered into subscription agreements (the “PHC Subscription Agreements”) with members of the Company’s management and affiliates (collectively, the “PHC Investors”), pursuant to which the PHC Investors agreed to purchase 1,015,000 Class A ordinary shares for a purchase price of $10.00 per share, or an aggregate of $10,150,000 million, at the time of the Transactions (defined below).  The PHC Investors may assign their rights under the PHC Subscription Agreements to one or more parties, subject to compliance with the securities laws.  The PHC Subscription Agreements are conditioned on the closing of the Transactions and other customary closing conditions.

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

On January 4, 2016, funds held in the Trust Account were invested in Money Market Investments, which are considered Level I investments under ASC 820. For the year ended December 30, 2016, the investments held in the Trust Account generated interest income of $898,287, all of which was reinvested in Money Market Investments. At December 31, 2016, the balance of funds held in the Trust Account was $450,898,287.

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

7. Shareholders’ Equity

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each share with the exception that prior to the completion of a Business Combination only holders of Class F ordinary shares have the right to vote on the election of directors. At December 31, 2016 and 2015, there were 45,000,000 Class A ordinary shares issued and outstanding, of which 42,634,936 and 42,990,227 shares, respectively, were subject to possible redemption.

Class F Ordinary Shares

The Company is authorized to issue 20,000,000 Class F ordinary shares. Holders of the Company’s Class F ordinary shares are entitled to one vote for each ordinary share, plus prior to the completion of a Business Combination only holders of Class F ordinary shares have the right to vote on the election of directors. Class F ordinary shares are automatically converted to Class A ordinary shares on a one-for-one basis, subject to adjustment, at the time of a Business Combination. The Initial Shareholders, the sole holders of Class F ordinary shares, have agreed not to transfer, assign or sell any Class F ordinary shares during the Lock Up Period. On October 25, 2015, the Sponsor forfeited 250,000 Class F ordinary shares on the expiration of the remaining portion of the underwriters’ over-allotment option so that the Founder Shares would represent 20% of the total ordinary shares outstanding. At both of December 31, 2016 and 2015, there were 11,250,000 Class F ordinary shares issued and outstanding.

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares. The Company’s board of directors has the authority to determine the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the preferred shares of each series. The board of directors may, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of Class A ordinary shares, and which could have anti-takeover effects. At both of December 31, 2016 and 2015, there were no shares of preferred stock issued or outstanding.

8. Quarterly Financial Information (Unaudited)

Following are the Company’s unaudited quarterly statements of operations for the period from Inception to June 30, 2015 and the quarters ended September 30, 2015 through December 31, 2016. The Company has prepared the quarterly data on a consistent basis with the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of the Company’s operating results for any future period. The financial information presented below has been prepared assuming the Company will continue as a going concern.  See Note 1 for additional discussion regarding the going concern uncertainty.

	For the	For the	For the	For the
	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Operating expenses:
Professional fees and other expenses	$241,866	$695,792	$213,972	$3,299,562
Interest income	111,532	288,816	227,747	270,192
Net loss attributable to ordinary shares	$(130,334)	$(406,976)	$13,775	$(3,029,370)
Net loss per ordinary share:
Basic and diluted	$(0.01)	$(0.03)	$0.00	$(0.23)
Weighted average ordinary shares outstanding:
Basic and diluted	13,259,916	13,273,254	13,313,486	13,315,381

		For the Period	For the	For the
		from June 3,	Three Months	Three Months
		2015 (inception) to	Ended	Ended
		June 30, 2015	September 30, 2015	December 31, 2015
Operating expenses:
Professional fees and other expenses		$28,500	$52,841	$111,281
Organizational costs		26,000	33,789	6,316
Net loss attributable to ordinary shares		$(54,500)	$(86,630)	$(117,597)
Net loss per ordinary share:
Basic and diluted		$(0.15)	$(0.01)	$(0.01)
Weighted average ordinary shares outstanding:
Basic and diluted		359,375	10,679,046	13,327,708

9. Subsequent Events

On January 5, 2017, the Company, received a letter from the staff of the Listing Qualifications Department of The Nasdaq Stock Market (“NASDAQ”) notifying the Company that the Company no longer complies with NASDAQ Listing Rule 5620(a) for continued listing due to its failure to hold an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year ended December 31, 2015. The Company had 45 calendar days from January 5, 2017 to submit a plan to regain compliance. On February 21, 2017, the Company submitted its plan to NASDAQ.  If NASDAQ accepts the Company’s plan, NASDAQ may grant an exception of up to 180 calendar days from the fiscal year end, or until June 29, 2017, to regain compliance.

Effective February 8, 2017, the Sponsor re-registered as a limited liability company under the name TPG Pace Sponsor, LLC.

On February 17, 2017, the Company as sole shareholder of Holdco made a capital contribution of 50,000 Euros to Holdco prior to the conversion of Holdco into an Dutch public limited liability company (naamloze vennootschap) (“N.V.”).  The Company made the capital contribution in order to comply with Dutch law which mandates regulatory minimum capital requirements for a Dutch N.V..

On March 1, 2017, the Company held a shareholders’ meeting at which its shareholders voted to, among other things, adopt the Transaction Agreement and approve the Transactions. The Transactions are subject to certain conditions and are not expected to close before March 10, 2017 unless the parties agree otherwise. There can be no assurance that the Transactions will close. If the

Transactions are not consummated, the Company will continue to review opportunities to enter into Business Combination with another target business. In such event, there can be no assurance that the Company will complete a Business Combination with any other target business.

Other than the foregoing, management has performed an evaluation of subsequent events through March 3, 2017, the date the consolidated financial statements were issued, noting no items which require adjustment or disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the rules and regulations of the SEC.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Management conducted, under the supervision of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.  Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
David Bonderman	74	Chairman
James Coulter	57	Director
Chad Leat	60	Director
Robert Suss	46	Director
Paul Walsh	61	Director
Kneeland Youngblood	61	Director
Karl Peterson	46	President, Chief Executive Officer and Director
Dirk Eller	44	Chief Financial Officer
Clive Bode	73	General Counsel and Secretary

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

James Coulter has served as a director since September 11, 2015. Mr. Coulter is a founding partner of TPG, one of the world’s largest private equity firms which was founded in 1992 and has overseen its expansion from a single fund to a diversified investment firm with an aggregate of $74 billion in assets under management as of September 30, 2016 with numerous funds across the private equity spectrum. Mr. Coulter began his career at Lehman Brothers, Kuhn, Loeb Inc. in 1982. In 1986, he joined Keystone Inc., a private equity firm formerly known as the Robert M. Bass Group. Mr. Coulter is a 1982 Phi Beta Kappa, summa cum laude graduate of Dartmouth College. He went on to receive his MBA from the Stanford Graduate School of Business where he was named an Arjay Miller Scholar. He serves on the Board of Trustees for both Dartmouth College and Stanford University. In addition, Mr. Coulter is a Co-Chair of the Leading Education by Advancing Digital (“LEAD”) Commission. The LEAD Commission is answering a challenge from the Federal Communications Commission and the U.S. Department of Education to develop a blueprint detailing the opportunity for using technology as a catalyst to transform and improve American education.

Mr. Coulter serves as a member on numerous corporate and charitable boards; including J. Crew Group, Inc., Creative Artists Agency, LLC, Cirque du Soleil Inc., Philz Coffee, LLC, Evolution Media Growth Partners and Common Sense Media, Inc. Historical boards include America West Holdings Corporation, Northwest Airlines, Inc., Lenovo Group Ltd., Oxford Health Plans Inc., Alltel Corporation, The Neiman Marcus Group, Inc., IMS Health Inc, Genesis Health Ventures, Inc., GlobespanVirata Inc., the Vincraft Group, the San Francisco Zoological Society, the Bay Area Discovery Museum, San Francisco Day School, and the San Francisco University High School. Mr. Coulter is well-qualified to serve as a director because of his significant directorship experience and his broad experience in the retail, media and technology sectors.

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

Previously, Mr. Walsh had a long career with Diageo plc where he served as an advisor from 2013 through 2014 and as Chief Executive Officer from 2000 to 2013. Before Diageo plc was formed by the merger of Guinness PLC and Grand Metropolitan plc. Mr. Walsh joined Grand Metropolitan plc’s brewing division in 1982 and became its Finance Director in 1986. Mr. Walsh has also held financial and commercial positions with InterContinental Hotels Group and in Grand Metropolitan’s food business, becoming Chief Executive Officer of the Pillsbury Company, LLC in 1992. He was appointed to the Grand Metropolitan’s Board in 1995 and to the Diageo Board in 1997.

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

Karl Peterson has served as the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer of Holdco since January 2017 and as our President and Chief Executive Officer since Inception, and additionally became our President on September 16, 2015. Mr. Peterson is a Senior Partner of TPG and is the Managing Partner of TPG Permanent Capital Solutions. From 2012 to 2016 he was Managing Partner of TPG Europe LLP, and he sits on the Executive Committee of TPG. Since joining TPG in 2004, Mr. Peterson has led investments for TPG in technology, media, financial services and travel sectors. Prior to 2004, he was a co-founder and the president and chief executive officer of Hotwire.com, a disruptive travel distribution company. He led the business from its launch through its sale to IAC/InterActiveCorp for $685 million in 2003. Before founding Hotwire, Mr. Peterson was a principal at TPG in San Francisco, and from 1992 to 1995 he was a financial analyst at Goldman, Sachs & Co. Mr. Peterson is a graduate of the University of Notre Dame, where he earned a Bachelor’s of Business Administration Degree with High Honors.

Dirk Eller has been our Chief Financial Officer since our Inception. Mr. Eller is a Partner in the Operations Group of TPG Capital, based in London. In this role, he partners with management of existing portfolio companies to identify and drive key revenue, cost and capital initiatives designed to deliver top and bottom line improvements. He is presently active in driving operational efficiencies across one of TPG’s current portfolio companies, Prezzo Holdings Limited, one of the leading casual dining operators in the UK, while also serving on its board. In addition, Mr. Eller also focuses on identifying and underwriting new potential investment opportunities across various sectors, including media, technology and business services.

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
•

reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our consolidated financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2016 there were no delinquent filers.

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

•

Our Initial Shareholders, officers and directors have agreed to waive their redemption rights with respect to our Founder Shares and any Public Shares held in connection with the consummation of our Business Combination. Additionally, our Initial Shareholders, officers and directors have agreed to waive their redemption rights with respect to their Founder Shares if we fail to consummate our Business Combination within 24 months after the Close Date. If we do not complete our Business Combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of our Public Shares, and the Private Placement Warrants will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our Sponsor until the earlier of (1) one year after the completion of our Business Combination and (2) the date on which we consummate a liquidation, merger, share exchange, reorganization, or other similar transaction after our Business Combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Business Combination, the Founder Shares will be released from the lock-up. With certain limited exceptions, the Private Placement Warrants and the underlying ordinary shares, will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our Business Combination. Since our Sponsor and officers and directors directly or indirectly own 20% of our ordinary shares and all of the Private Placement Warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Business Combination.

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
David Bonderman	TPG Global, LLC and certain affiliates	Alternative Investment Manager	Officer and/or Director
	Caesars Entertainment Corporation	Entertainment	Director
	Energy Future Holdings Corp.	Energy	Director
	Ryanair Holdings, plc	Airline	Chairman
	Kite Pharma, Inc.	Pharmaceutical	Director
	China International Capital Corporation	Financial	Director
	Evolution Media Growth Partners	Media	Director
	STX Filmworks, LLC	Media	Director
	Uber Technologies, Inc.	Software	Director
	XOJET, Inc.	Aviation	Director

James Coulter	TPG Global, LLC and certain affiliates	Alternative Investment Manager	Officer and/or Director
	Creative Artists Agency, LLC	Entertainment	Director
	Cirque du Soleil Inc.	Entertainment	Director
	Philz Coffee, LLC	Restaurant Chain	Director
	Evolution Media Growth Partners	Media	Director
	J. Crew Group, Inc.	Retail	Director

Chad Leat	BAWAG P.S.K.	Banking	Director
	HealthEngine LLC	Healthcare Technology	Director
	MidCap Financial, PLC	Commercial Lending	Director

Robert Suss	None	None	None

Paul Walsh	Compass Group PLC	Food and Support Services	Director
	Avanti Communications Group PLC	Telecommunications	Director
	Rm2 International Sa	Shipping	Director
	FedEx Corporation	Shipping	Director
	Simpsons Malt Limited	Food Supplier	Director

Kneeland Youngblood	Pharos Capital Group, LLC	Alternative Investment Manager	Officer
	EnergyFuture Holdings Corporation	Energy	Director
	Reel FX, Inc.	Entertainment	Director
	Mallinckrodt Pharmaceuticals	Pharmaceutical	Director

Karl Peterson	TPG Capital, LLP	Alternative Investment Manager	Partner
	Sabre Corporation and related entities	Technology	Officer and/or Director
	Caesars Acquisition Company and related entities	Entertainment	Officer and/or Director
	Victoria Plum Ltd and related entities	Retail	Director
	TSL Education Group Ltd. and related entities	Education Publisher	Director
	Saxo Bank A/S and related entities	Financial	Officer and Director

Dirk Eller	TPG Capital, LLP	Alternative Investment Manager	Officer and/or Director
	Prezzo Holdings Limited	Restaurant Chain	Director
	Media Broadcast GmbH	Media	Director

Clive Bode	TPG Global, LLC and certain affiliates	Alternative Investment Manager	Officer and/or Director
	Far-Eastern Shipping Company Plc and related entities	Shipping	Officer and/or Director

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

The following table sets forth information available to us at February 23, 2017 with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
•	each of our executive officers and directors that beneficially own ordinary shares; and
•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have shared or sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as they are not exercisable within 60 days of February 23, 2017.

	Number of Shares	Percentage of Outstanding
Name and Address of Beneficial Owner(1)	Beneficially Owned(2)	Ordinary Shares
TPG Pace Sponsor, LLC(3)	11,090,000	19.7%
TPG Group Holdings (SBS) Advisors, Inc.(3)	11,090,000	19.7%
David Bonderman(3)	11,090,000	19.7%
James Coulter(3)	11,090,000	19.7%
Karl Peterson(3)	11,090,000	19.7%
Alyeska Investment Group, L.P.(4)	4,000,000	7.1%
Janus Capital Management LLC(5)	3,737,493	6.6%
Highbridge International LLC(6)	3,275,589	5.8%
TD Asset Management Inc.(7)	3,175,000	5.6%
Arrowgrass Capital Partners (US) LP(8)	2,604,223	4.6%
Chad Leat	40,000	*
Robert Suss	40,000	*
Paul Walsh	40,000	*
Kneeland Youngblood	40,000	*
Dirk Eller	-	*
Clive Bode	-	*
All directors and executive officers as a group (9 individuals)(3)	11,250,000	20.0%

*	Less than 1%.
(1)

This table is based on 56,250,000 ordinary shares outstanding at February 23, 2017, of which 45,000,000 were Class A ordinary shares and 11,250,000 were Class F ordinary shares. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise indicated, the business address of each of the entities, directors and executives in this table is 301 Commerce Street, Suite 3300, Fort Worth, Texas, 76102.

(2)	This table does not reflect record or beneficial ownership of the 22,000,000 Private Placement Warrants as they are not exercisable within 60 days of February 23, 2017.
(3)

Our Sponsor holds an aggregate of 11,090,000 Class F ordinary shares. The sole shareholders of our Sponsor are TPG Holdings III, L.P. and Karl Peterson. The general partner of TPG Holdings III, L.P. is TPG Holdings III-A, L.P., whose general partner is TPG Holdings III-A, Inc., whose sole shareholder is TPG Group Holdings (SBS), L.P., whose general partner is TPG Group Holdings (SBS) Advisors, LLC, whose sole member is TPG Group Holdings (SBS) Advisors, Inc. David Bonderman and James Coulter are sole shareholders of TPG Group Holdings (SBS) Advisors, Inc., and may therefore be deemed to be the beneficial owners of the securities held by our Sponsor. Karl Peterson is the sole director and a shareholder of our Sponsor and may therefore be deemed to be the beneficial owner of the securities held by our Sponsor. Messrs. Bonderman, Coulter and Peterson disclaim beneficial ownership of the securities held by our Sponsor except to the extent of their pecuniary interest therein.

(4)

According to the Schedule 13G filed on February 13, 2017. The business address of Alyeska Investment Group, L.P. and other reporting persons is 77 West Wacker Drive, 7th Floor, Chicago, Illinois, 60601. Each of Alyeska Investment Group, L.P. and the Schedule 13G’s other reporting persons report shared voting and investment power.

(5)	According to the Schedule 13G filed on February 14, 2017. The business address of Janus Capital Management LLC is 151 Detroit St. Denver, Colorado, 80206-4805.
(6)

According to the Schedule 13G filed on September 21, 2015. The business address of Highbridge International LLC is c/o Highbridge Capital Management, LLC, 40 West 57th Street, 33rd Floor, New York, New York, 10019.

(7)

According to the Schedule 13G filed on February 10, 2017. The business address of TD Asset Management Inc. is 55 King St West 7TH FL PO Box 3TD Cent PO Box 3 TD Center Toronto Ontario Toronto A6 00000.

(8)

According to the Schedule 13 G filed on February 14, 2017. The business address of Arrowgrass Capital Partners (US) LP and Arrowgrass Capital Services (US) Inc. is 1330 Avenue of the Americas, 32nd Floor, New York, New York 10019. Each of Arrowgrass Capital Partners (US) LP and the Schedule 13G’s other reporting person report shared voting and investment power.

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

Related Party Notes

On November 9, 2016, we issued an unsecured promissory note to our Sponsor that provides for the Sponsor to advance us up to $1,250,000 (the “Note”). The Note is non-interest bearing with all unpaid principal due and payable on the first to occur of (i) September 15, 2017, or (ii) the date on which we consummate a business combination. Funds in the Trust Account will not be used to repay any amounts outstanding under the Note if we do not complete a Business Combination. On November 18, 2016, we borrowed $250,000 under the Note. The outstanding balance on the Note at December 31, 2016 was $250,000.

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

Subscription Agreements

On December 13, 2016, the Company and Holdco entered into subscription agreements (the “PHC Subscription Agreements”) with members of the Company’s management and affiliates (collectively, the “PHC Investors”), pursuant to which the PHC Investors agreed to purchase 1,015,000 Class A ordinary shares for a purchase price of $10.00 per share, or an aggregate of $10,150,000 million, at the time of the Transactions.  The PHC Investors may assign their rights under the PHC Subscription Agreements to one or more parties, subject to compliance with the securities laws.  The PHC Subscription Agreements are conditioned on the closing of the Transactions and other customary closing conditions.

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

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

		For the Period
	For the Year	from June 3,
	Ended	2015 (Inception) to
	December 31, 2016	December 31, 2015
Audit Fees (1)	$60,000	$76,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	14,170	—
All Other Fees (4)	160,628	—
Total	$234,798	$76,000

(1)

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related to a potential business combination.

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

Consolidated Financial Statements: See “Index to Consolidated Financial Statements” at “Item 8. Consolidated Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description

2.1

Transaction Agreement, dated December 13, 2016, among the Registrant, Playa Hotels & Resorts B.V., Porto Holdco B.V. and New PACE Holdings Corp. (incorporated by reference to Exhibit 2.1 filed with the Form S-4 filed by Porto Holdco B.V. on February 13, 2017).

2.2

Amendment 1 to the Transaction Agreement, dated February 6, 2017, among the Registrant, Playa Hotels & Resorts B.V., Porto Holdco B.V. and New PACE Holdings Corp. (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on February 7, 2017).

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

Exhibit Number	Description
10.11

Sponsor Warrants Purchase Agreement effective as June 30, 2015, between the Registrant and TPACE Sponsor Corp. (incorporated by reference to Exhibit 10.6 filed with the Form S-1 filed by the Registrant on August 13, 2015).

10.12	Form of PHC Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on December 13, 2016).

10.13	Form of Investor Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant on December 13, 2016).

24.1*	Power of Attorney (included on the signature pages herein).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACE HOLDINGS CORP.

Date: March 3, 2017	By:	/s/ Karl Peterson
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

Name	Title	Date

/s/ David Bonderman	Chairman	March 3, 2017
David Bonderman

/s/ Karl Peterson	President, Chief Executive Officer and Director	March 3, 2017
Karl Peterson	(Principal Executive Officer)

/s/ Dirk Eller	Chief Financial Officer	March 3, 2017
Dirk Eller	(Principal Financial and Accounting Officer)

/s/ James Coulter	Director	March 3, 2017
James Coulter

/s/ Chad Leat	Director	March 3, 2017
Chad Leat

/s/ Robert Suss	Director	March 3, 2017
Robert Suss

/s/ Paul Walsh	Director	March 3, 2017
Paul Walsh

/s/ Kneeland Youngblood	Director	March 3, 2017
Kneeland Youngblood

Exhibit Index

Exhibit Number	Description

2.1

Transaction Agreement, dated December 13, 2016, among the Registrant, Playa Hotels & Resorts B.V., Porto Holdco B.V. and New PACE Holdings Corp. (incorporated by reference to Exhibit 2.1 filed with the Form S-4 filed by Porto Holdco B.V. on February 13, 2017).

2.2

Amendment 1 to the Transaction Agreement, dated February 6, 2017, among the Registrant, Playa Hotels & Resorts B.V., Porto Holdco B.V. and New PACE Holdings Corp. (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on February 7, 2017).

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

10.12	Form of PHC Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on December 13, 2016).

10.13	Form of Investor Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant on December 13, 2016).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.